Form 10-Q
period 2025-03-31
Aether Holdings, Inc.
filed 2025-05-16
CIK 2026353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-41680

Aether Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2818803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, 30th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(347) 363-0886

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ATHR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2025, there were 12,101,273 shares of common stock outstanding.

AETHER HOLDINGS, INC.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectation and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-284081) as filed with the U.S. Securities and Exchange Commission (the “SEC”), and as amended and declared effective on April 9, 2025 (the “IPO Registration Statement”) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of this forward looking statement by words such as “may,” “will,” “aim,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “is/are likely to,” “potential,” “continue,” and other similar expressions or variations. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Important factors that could cause actual performance or results to differ materially form those expressed in or suggested by the forward-looking statements include:

●	ineffectively competing in our industry;

●	the impact of governmental laws and regulation;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to manage growth effective, including through acquisitions;

●	our ability to continue to evolve and adapt our technology, including further adoption of artificial intelligence and machine learning technologies;

●	our ability to attract new Users and to persuade existing Users to renew their subscription agreements with us and to purchase higher subscription tiers from us;

●	our ability to successfully expand the coverage of our products to include foreign markets;

●	our ability to successfully expand the coverage of our products to include additional types of financial instruments;

●	assumptions related to the size of the market for our publications and analysis tools;

●	our future capital needs;

●	our ability to expand our revenue streams beyond a subscriber model;

●	difficulties with certain data providers, technology providers, and third-party services we rely on or will rely on;

●	failure to maintain our corporate culture as we grow and changes in consumer recognition of our brand;

●	our ability to attract, develop, and retain capable management, analysts, and other key personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs;

●	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and.

●	other factors detailed under the section of the IPO Registration Statement entitled “Risk Factors.”

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in the IPO Registration Statement under the heading “Risk Factors” and elsewhere in the IPO Registration Statement. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report and our other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The forward-looking statements made in this Report related only to events or information as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Company,” “we,” “us,” “our,” “our company,” “Aether,” “the Company,” “our business” and similar terms refer to Aether Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

1

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	September 30, 2024
ASSETS

Current assets
Cash	$193,263	$557,823
Prepaid expenses	10,424	19,286
Deferred offering costs	161,806	139,017
Total current assets	365,493	716,126

Property and equipment, net	2,268	3,315
TOTAL ASSETS	$367,761	$719,441

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Payables and accrued liabilities	$151,573	$31,332
Tax payable	5,298	-
Due to related parties	391,597	191,952
Loan payable	20,516	-
Deferred revenue	395,077	380,077
Total current liabilities	964,061	603,361

TOTAL LIABILITIES	964,061	603,361
Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized, 10,031,273 and 10,031,273 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively*	10,031	10,031
Additional paid-in capital	2,162,945	2,162,945
Accumulated deficit	(2,769,276)	(2,056,896)
Total stockholders’ equity (deficit)	(596,300)	116,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,761	$719,441

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

REVENUE	$341,906	$365,220	$696,549	$730,633

Cost of Sales	109,616	109,585	217,174	222,884
GROSS PROFIT	232,290	255,635	479,375	507,749

OPERATING EXPENSES
Sales and marketing expenses	56,622	28,341	78,667	80,339
General and administrative expenses	560,551	409,569	1,107,790	703,624
Total operating expenses	617,173	437,910	1,186,457	783,963

Loss before income taxes	(384,883)	(182,275)	(707,082)	(276,214)

Income tax expense	(5,298)	-	(5,298)	-

Net loss	(390,181)	(182,275)	(712,380)	(276,214)

Comprehensive loss	$(390,181)	$(182,275)	$(712,380)	$(276,214)

Loss per share – Basic and Diluted*	$(0.04)	$(0.02)	$(0.07)	$(0.03)
Weighted average number of shares outstanding – Basic and Diluted *	10,031,273	9,531,267	10,031,273	9,181,426

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT) (Unaudited)

	Commons shares		Additional paid-in capital	Subscription receivable	Retained earnings (accumulated deficit)	Total equity (deficit)
	Number*	Amount	Amount	Amount	Amount	Amount

Balance – January 1, 2025	10,031,273	$10,031	$2,162,945	$-	$(2,379,095)	$(206,119)
Net loss for the period	-	-	-	-	(390,181)	(390,181)
Balance – March 31, 2025	10,031,273	$10,031	$2,162,945	$-	$(2,769,276)	$(596,300)

Balance – January 1, 2024	9,531,267	$9,531	$1,746,580	$(261,849)	$(1,211,399)	$282,863
Net loss for the period	-	-	-	-	(182,275)	(182,275)
Subscription Receivable collected	-	-	-	261,849	-	261,849
Balance – March 31, 2024	9,531,267	$9,531	$1,746,580	$-	$(1,393,674)	$362,437

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT) (Unaudited)

	Commons shares		Additional paid-in capital	Subscription receivable	Retained earnings (accumulated deficit)	Total equity (deficit)
	Number*	Amount	Amount	Amount	Amount	Amount

Balance – October 1, 2024	10,031,273	$10,031	$2,162,945	$-	$(2,056,896)	$116,080
Net loss for the period	-	-	-	-	(712,380)	(712,380)
Balance – March 31, 2025	10,031,273	$10,031	$2,162,945	$-	$(2,769,276)	$(596,300)

Balance – October 1, 2023	7,986,112	$7,986	$436,409	$-	$(1,117,460)	$(673,065)
Net loss for the period	-	-	-	-	(276,214)	(276,214)
Stock based compensation	205,856	206	222,713	-	-	222,919
Issuance of shares	1,339,299	1,339	1,123,668	-	-	1,125,007
Share issuance costs	-	-	(36,210)	-	-	(36,210)
Balance – March 31, 2024	9,531,267	$9,531	$1,746,580	$-	$(1,393,674)	$362,437

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED

(Unaudited)

	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(712,380)	$(276,214)
Adjustments:
Depreciation	1,047	1,047
Interest expenses	516	-
Services in exchange for shares	-	156,252
Changes in operating assets and liabilities:
Prepaid expenses	8,862	(12,358)
Payables and accrued liabilities	120,241	(85,020)
Tax payable	5,298	-
Amounts due to related parties	199,645	29,010
Deferred revenue	15,000	30,190
Net cash used in operating activities	(361,771)	(157,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment made related to acquisition of non-controlling interest	-	(169,957)
Advances from short-term loan	20,000	-
Deferred offering costs	(22,789)	(75,000)
Net proceeds from issuance of shares	-	1,088,797
Cash provided by financing activities	(2,789)	843,840

Net (decrease) increase in cash for the period	(364,560)	686,747

Cash, beginning of the period	557,823	98,106
Cash, end of the period	$193,263	$784,853

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND ORGANIZATION

Aether Holdings, Inc. (the “Company” or “Aether”) was incorporated pursuant to the Delaware General Corporation Law (“DGCL”) on August 15, 2023. The Company, acting through its subsidiary, Sundial Capital Research Inc. (“Sundial”) is principally engaged in providing proprietary research analytics, data, and tools for equity traders through its flagship platform, SentimenTrader.com.

The Company had one subsidiary, Sundial. Details of the Company as of March 31, 2025 and September 30, 2024, are set out below:

Name of Entity	Date of Incorporation	Place of Incorporation	Percentage of Ownership	Principal Activities
Aether Holdings, Inc.	August 15, 2023	Delaware, US	Parent	Holding Company
Sundial Capital Research Inc.	January 22, 2003	Minnesota, US	100%	Software Service

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit. As of March 31, 2025, the Company had negative working capital of $598,568.

The registration statement for the Company’s initial public offering became effective on April 9, 2025. On April 11, 2025, the Company consummated its initial public offering (the “Offering”) of 1,800,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the Offering, the Company granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 270,000 shares of common stock at the public offering price of $4.30 (the “Over-Allotment Option”, and together with the Offering, the “IPO”).

On April 16, 2025, the Company closed on the fully exercised Over-Allotment Option resulting in additional gross proceeds to the Company of $1,161,000, before deducting underwriting discounts, commissions and offering expenses. After giving effect to the full exercise of the Over-Allotment Option, a total of 2,070,000 shares of common stock have been issued and sold in the IPO, and the gross proceeds from the IPO, including the full exercise of the Over-Allotment Option, before deducting underwriting discounts, commissions and offering expenses, were $8,901,000.

Management believes that the net proceeds from the IPO significantly improve the Company’s financial position and liquidity.

These unaudited condensed consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, including adjusting its operating expenditures and obtaining financial supports from its principal stockholder, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. Management believes that the successful completion of the IPO has significantly improved the Company’s liquidity and financial position.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Foreign Currency

These unaudited condensed consolidated financial statements are presented in United States dollars which are the parent and subsidiaries’ functional currency. The functional currency for each entity consolidated with the Company is determined by the currency of the primary economic environment in which it operates, US dollars (“USD”).

Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rates of exchange at the reporting date. Differences arising on settlement or translation of monetary items are recognized in profit or loss.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant estimates or assumptions that materially impacted the unaudited condensed consolidated financial statements as of March 31, 2025 and September 30, 2024.

Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is found in the unaudited condensed consolidated financial statements.

Cash

Cash consists of cash on hand, the balances with banks and the liquid investments with maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses at the following depreciation rates:

Computer hardware & IT	Double declining balance method – 30%

Equipment that is withdrawn from use or has no reasonable prospect of being recovered through use or sale, are regularly identified, and written off. The assets’ residual values, depreciation methods and useful lives are reviewed, and adjusted if appropriate, at each reporting date. Subsequent expenditures relating to items of property and equipment are capitalized when it is probable that future economic benefits from the use of the assets will be increased. All other subsequent expenditures are recognized as repairs and maintenance.

Deferred Offering Costs

Deferred offering costs consist of specific expenses directly attributable to the Company’s initial public offering (“IPO”), including legal, accounting, printing, underwriter fees, and filing fees. These costs are capitalized as incurred in accordance with the guidance under ASC 340-10-S99-1. Subsequent to the successful completion of the IPO, deferred offering costs will be offset against the IPO proceeds and reclassified to additional paid-in capital. For the six months ended March 31, 2025, the Company recorded deferred offering costs of $161,806. For the year ended September 30, 2024, the Company recorded deferred offering costs of $139,017.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived asset

Long-lived assets, including plant, property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and six months ended March 31, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses represent costs directly attributable to the research and development of AI and machine learning related new features for the Company’s platform. All research and development costs are expensed as incurred.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on January 1, 2020 using the modified retrospective approach. Revenues were presented under ASC 606 and all subsequent ASUs that modified ASC 606 for the three and six months ended March 31, 2025 and 2024. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1:	Identification of the contract with a customer;

Step 2:	Identification of the performance obligations in the contract;

Step 3:	Determination of the transaction price;

Step 4:	Allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and

Step 5:	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue from online subscription services

Our primary source of revenue is subscriptions to our cloud-based software during the term of arrangement. Cloud-based services allow our customers to access to the tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers, and collection is reasonably assured. Subscription agreements generally have terms ranging from one month to one year. Amounts that have been invoiced are recorded either deferred revenue or revenue in the unaudited condensed consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.

Deferred Revenue

Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenue

Cost of revenues primarily consist of expenses related to hosting the Company’s service and analyst salaries that directly benefit sales. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-related costs directly associated with research reports, including salaries and benefits.

Capital Stock

Common shares are classified as shareholders’ equity. Transaction costs directly attributable to the issue of common shares and share purchase options are recognized as a deduction from equity, net of any tax effects.

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Fair Value Measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Observable, market-based inputs, other than quoted prices, in active markets for identical assets or liabilities.

Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments include cash, payable and accrued liabilities, loan payable and due to related parties. The carrying amounts of these accounts approximate their fair values due to the short-term nature of these instruments.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2025 and September 30, 2024.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Current tax

Current tax consists of current tax payable based on the Company’s taxable income for the year. The Company’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted by the end of the reporting period.

Deferred tax

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

Earnings (loss) per share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year, adjusted for own shares held. Diluted earnings (loss) per share is determined by dividing the profit or loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for own shares held and for the effects of all potential dilutive common shares related to outstanding stock options and warrants issued by the Company for the periods presented, except if their inclusion is anti- dilutive.

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption of this guidance to have a material impact on the unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve the transparency and decision usefulness of segment information by requiring enhanced disclosures about significant segment expenses and more consistent information in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying financial statements and disclosures.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DEFERRED REVENUE

Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. The Company classifies deferred revenue as a short-term liability on the unaudited condensed consolidated balance sheets because the longest subscription plan is for twelve months. The amount of revenue recognized that was included in the deferred revenue balance at the beginning of the period and year was $310,450 and $329,020 for the six months ended March 31, 2025 and 2024 and $403,440 and the year ended September 30, 2024, respectively. For the three and six months ended March 31, 2025, the additional deferred revenue accrued was $368,925 and $711,549, while the revenue released from deferred revenue was $341,906 and $696,549. For the three and six months ended March 31, 2024, the additional deferred revenue accrued was $407,324 and $760,823, while the revenue released from deferred revenue was $365,772 and $731,184. The movement of deferred revenue for the six months ended March 31, 2025 and the year ended September 30, 2024 is as follows:

	For the Six Months Ended March 31, 2025	September 30, 2024
Opening balance	$380,077	$403,440
Additional deferred revenue accrual	711,549	1,416,733
Revenue released from deferred revenue	(696,549)	(1,440,096)
Ending balance	$395,077	$380,077

NOTE 4 — COST OF SALES

Cost of subscription revenue consists primarily of managed hosting providers, other third-party service providers, and employee-related costs including payroll and benefits for our research analysts.

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Wages and benefits – Research analysts	$97,972	$98,451	$193,886	$187,904
Bloomberg data and hosting	7,500	6,922	15,000	26,232
IT services and other	4,144	4,212	8,288	8,748
Total	$109,616	$109,585	$217,174	$222,884

NOTE 5 — PREPAID EXPENSES

The prepaid expenses as of March 31, 2025 and September 30, 2024 were as follows:

	March 31, 2025	September 30, 2024
Software license	$1,134	$8,000
Prepaid rents	-	2,000
SEC filing fees	3,440	4,728
Other	5,850	4,558
Total	$10,424	$19,286

NOTE 6 —PAYABLES AND ACCRUED LIABILITIES

The trade payables and accrued liabilities as of March 31, 2025 and September 30, 2024 were as follows:

	March 31, 2025	September 30, 2024
Accounts payable	$71,489	$1,186
Accrued liabilities	70,219	19,817
Other payables	9,865	10,329
Total	$151,573	$31,332

NOTE 7 — LOAN PAYABLE

On March 16, 2025, the Company has entered into a short-term loan with a third party. The short-term loan bears an interest at an annual rate of 5% per annum. Interest is accrued annually and is payable on the earlier of December 31, 2025, and the date on which the Company consummates an initial public offering of its securities unless a default occurs. As of March 31, 2025, the Company had accrued interest expenses of $516, which is included in the loan payable on the balance sheet. The total outstanding principal and accrued interest expenses of the short-term loan was $20,516 as of March 31, 2025. On April 15, 2025, $20,000 of the loan payable was subsequently settled.

The promissory notes are unsecured and do not contain any covenants. The notes are classified as current liabilities due to their maturity within one year from the balance sheet date.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — EQUITY

A) Share Issued for Service Agreement

On August 25, 2023, the Company entered into a project development agreement with Wuyao Safety Technology (“Wuyao”). Under this agreement, the Company will issue 208,333 shares of Common Stock for an aggregate total value of $250,000, to settle the services provided by Wuyao. For the six months ended March 31, 2024, the Company issued 138,889 shares of Common Stock and recognized $100,000 as share-based compensation expense.

On October 31, 2023, the Company issued 16,071 shares of Common Stock with a value of $0.84 per share to settle the services provided by Research Capital Corporation, for an aggregate total value of $13,500.

On November 21, 2023, the Company issued 50,896 shares of Common Stock with a value of $0.84 per share to settle the services provided by Monic Wealth Solutions Ltd, for an aggregate total value of $42,753.

No shares are issued for Service Agreement for the six months ended March 31, 2025.

B) Non-brokered Private Placement

On October 31, 2023, the Company entered into a non-brokered private placement to issue 1,339,293 shares of the Company’s common stock with a value of $0.84 per share for a gross proceed of $1,125,007. The transaction closed in two tranches, with the first closing October 31, 2023, and the second on November 21, 2023. The transaction incurred share issuance costs of $36,210, which included bank transaction fees and finder commissions.

There is no non-brokered private placement for the six months ended March 31, 2025.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — EQUITY (continued)

C) Reverse Stock Split

On January 15, 2025, the Company’s board of directors approved a share consolidation of the Company’s common shares at a ratio of 1.2-for-1 reverse split, effective on January 15, 2025. As a result of the share consolidation, every 1.2 common shares outstanding automatically combined and converted into 1 issued and outstanding common share, without any action required from shareholders. The par value and the authorized number of common shares remained unchanged.

All share and per-share information included in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for the 1.2-for-1 reverse split occurred on the first day of the first period presented.

As of March 31, 2025 and September 30, 2024, the Company had 10,031,273 common shares issued and outstanding, respectively.

NOTE 9 — SEGMENTED INFORMATION

Operating segments

The Company operates primarily in one principal business, that being the development, marketing and support management of the Company’s cloud-based platform. 100% of the revenue and non-current assets are in the United States.

NOTE 10 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	March 31, 2025	September 30, 2024
Computer equipment	$16,982	$16,982
Less: Accumulated depreciation	14,714	13,667
Property and equipment, net	$2,268	$3,315

Depreciation expenses totaled $524 and $523 during the three months ended March 31, 2025 and 2024, respectively.

Depreciation expenses totaled $1,047 and $1,047 during the six months ended March 31, 2025 and 2024, respectively.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — RELATED PARTY TRANSACTIONS

Related parties include key management personnel, their close family members and entities under their control or joint control. Key management personnel are those having authority and responsibility for the planning directing and controlling the activities of the entity, directly or indirectly. The Company defines key management personnel as the Company’s C-level executives and Board of Directors. The Company’s relationship with related parties who had transactions with the Company are summarized as follows:

Related Party	Relationship with the Company
Qian Zhang

Former Director and CEO of Sundial from May 31, 2023 to July 10, 2024; Operating Officer (“COO”) of Sundial since July 10, 2024 Former Director and Interim CEO of Aether from August 25, 2023 to September 11, 2023

Hao Hu

Chief Information Officer (“CIO”) of Sundial since March 15, 2023; Director of Sundial since September 9, 2023; Interim Chief Executive Officer of Sundial since July 10, 2024; Former Director and CTO of Aether from August 25, 2023 to September 11, 2023

Nicolas Kuan Liang Lin	Chief Executive Officer (“CEO”) since September 11, 2023 and Director of Aether since August 25, 2023

David Chi Ching Ho	Chief Strategy Officer (“CSO”) since April 1, 2024

Siu Hang (Henry) Wong	Director of Business Development since December 1, 2024 to February 1, 2025 Former Chief Operating Officer (“COO”) from June 1, 2024 to November 20, 2024

Elixir Technology Inc.	Aether’s principal common shareholder

Jaclyn Wu	Director of Sundial since August 16, 2022; Director of Aether since August 25, 2023.

Monic Wealth Solutions Ltd.	Owned by Jaclyn Wu, a director of Aether and Sundial.

Ledger Pros LLC	Owned by Suresh R. Iyer, the Chief Financial Officer (“CFO”) since May 16, 2024

Suresh R. Iyer	Chief Financial Officer (“CFO”) since May 16, 2024

Related Party transactions

The Company had the following related party transactions:

A) Due to related parties

The Company’s balances due to related parties as of March 31, 2025 and September 30, 2024 were as follows:

Name	March 31, 2025	September 30, 2024
Qian Zhang	$5,034	$5,034
Elixir Technology Inc.	5,157	5,157
Jaclyn Wu	110,000	50,055
Nicolas Kuan Liang Lin	170,000	80,014
David Chi Ching Ho	60,000	29,959
Siu Hang (Henry) Wong	-	4,931
Suresh R. Iyer	12,000	6,000
Ledger Pros LLC	29,400	10,800
Hao Hu	6	2
Total due to related parties	$391,597	$191,952

The amounts due to related party as of March 31, 2025 and September 30, 2024 are unsecured, interest-free, and due on demand.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — RELATED PARTY TRANSACTIONS (continued)

Related Party transactions (continued)

B) Services rendered from related party

During the six months ended March 31, 2024, the Company issued 50,896 shares of common stock, valued at $0.84 per share, as compensation for consulting services provided by Monic Wealth Solutions Ltd., for a total value of $42,753. (See Note 8A). No shares were issued to Monic Wealth Solutions Ltd. for the six months ended March 31, 2025.

During the three and six months ended March 31, 2024, the Company incurred $10,689 and $50,127 for the marketing and sales channel services provided by Monic Wealth Solutions Ltd. During the three and six months ended March 31, 2025, the Company incurred $0 for the for the marketing and sales channel services provided by Monic Wealth Solutions Ltd.

During the three and six months ended March 31, 2025, the Company incurred $9,600 and 18,600 for the accounting services provided by Ledger Pros LLC. During the three and six months ended March 31, 2024, the Company incurred $0 for the accounting services provided by Ledger Pros LLC.

C) Wages and salaries for services rendered by executive officers and directors

	For the three months ended
Name	March 31, 2025	March 31, 2024
Qian Zhang	$28,800	$35,600
Hao Hu	37,502	54,500
Jaclyn Wu	30,000	15,000
Nicolas Kuan Liang Lin	45,000	-
David Chi Ching Ho	15,000	-
Siu Hang (Henry) Wong	2,000	-
Suresh R. Iyer	18,000	-
Total wages and salaries	$176,302	$105,100

	For the six months ended
Name	March 31, 2025	March 31, 2024
Qian Zhang	$57,600	$59,600
Hao Hu	75,004	84,500
Jaclyn Wu	60,000	15,000
Nicolas Kuan Liang Lin	90,000	-
David Chi Ching Ho	30,000	-
Siu Hang (Henry) Wong	12,398	-
Suresh R. Iyer	36,000	-
Total compensations paid to related parties	$361,002	$159,100

Proforma wages and salaries paid to the executive officers and directors

The Company entered into employment agreements with several executive officers and non-independent director agreements with Mr. Lin and Ms. Wu between April and August 2024. The general and administrative expenses for the three and six months ended March 31, 2024 would increase by $123,003 and $246,005 if the employment agreements with the executive officers and directors commenced on October 1, 2022.

Pro Forma information if employment agreements with the executive officers and directors commenced on October 1, 2022	Three months ended March 31, 2024	Six months ended March 31, 2024
General and administrative expenses (pro forma)	$532,572	$949,629
Pro forma net loss and comprehensive loss (pro forma)	(305,278)	(522,219)
Pro forma net loss per share – basic and diluted (pro forma)	(0.03)	(0.06)
Weighted average number of shares of common stock outstanding – basic and diluted*	9,531,267	9,181,426

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — INCOME TAXES

The Company is subjected to a combined effective tax rate for federal and state income taxes of 30.8% and state minimum fee.

The deferred tax assets and liabilities were estimated for further tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

For the three and six months ended March 31, 2025 and 2024, the Company incurred $5,298 in tax expenses for the franchise tax. No amounts were incurred for income tax uncertainties or interest and penalties during these periods. As of March 31, 2025, the Company had a liability of $5,298 payable to the Minnesota state government. As of September 30, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

No provision for income tax was made for the three and six months ended March 31, 2025 and 2024 as the Company had no assessable profits for both years

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	For the three months ended
	March 31, 2025	March 31, 2024
Loss before income tax	$(384,883)	$(182,275)
Statutory tax rate	30.8%	30.8%
Tax at the domestic income tax rate	(118,543)	(56,139)

Tax effect of tax losses not recognized	114,578	52,254
State franchise tax	(5,298)	-
Non-deductible expenses	161	661
Difference in state tax rate	3,804	3,224
Total income tax expense	$(5,298)	$-

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — INCOME TAXES (continued)

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (continued):

	For the six months ended
	March 31, 2025	March 31, 2024
Income (Loss) before income tax	$(707,082)	$(276,214)
Statutory tax rate	30.8%	30.8%
Tax at the domestic income tax rate	(217,782)	(85,074)

Tax effect of tax losses not recognized	210,103	79,247
State franchise tax	(5,298)	-
Non-deductible expenses	376	823
Difference in state tax rate	7,303	5,004
Total income tax expense	$(5,298)	$-

Significant components of deferred income tax assets and liabilities were as follows:

	March 31, 2025	September 30, 2024
Tax Loss Carryforward	$577,631	$367,528
Valuation allowance for deferred tax assets	(577,631)	(367,528)
Total deferred income tax assets (liabilities)	$-	$-

As of March 31, 2025 and September 30, 2024, there was net operating loss (“NOL”) carry forward of $1,950,840 and $1,244,454 respectively and they can be carried forward indefinitely. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2025 and September 30, 2024.

NOTE 13 — CREDIT RISK AND CONCENTRATION

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counter-party’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash. As of March 31, 2025 and September 30, 2024, substantially all of the Company’s cash was held in major financial institutions located in the U.S., which are FDIC-insured and management considers to be of high credit quality.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2025 and September 30, 2024, cash balances of $14,030 and $372,534, respectively, were maintained at financial institutions in the US. The remaining balance of $179,233 and $185,289, respectively, were maintained in payment processing accounts with services such as Mercury, PayPal and Stripe. While management believes that the financial institutions and payment processors used by the Company are of high credit quality, it also continually monitors their creditworthiness.

Liquidity risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when they come due. All of the Company’s financial liabilities are subject to normal trade terms. The Company is historically funded the working capital needs primarily from operations, as well as advances from related parties.

The Company has incurred a loss since inception resulting in an accumulated deficit. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern depends on the Company’s ability to generate revenue and profit in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company consummated its initial public offering on April 11, 2025 and closed the over-allotment option on April 16, 2025, which generated gross proceeds of $8,901,000. Management believes that the successful completion of the IPO has significantly improved the Company’s liquidity and financial position. Management intends to finance operating costs over the next twelve months primarily through use of the IPO proceeds and, if needed, additional financings from the public and private offerings of securities.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices. These market factors are not expected to pose significant risks to the Company.

Concentration risk

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the six months ended March 31, 2025 and the year ended September 30, 2024.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. There is no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of its operations and there are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

On April 11, 2025, the Company consummated its initial public offering of 1,800,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $4.30 per share, generating gross proceeds of $7,740,000 (See Note 15). The Company incurred expenses of $894,580 for the professional services provided by the underwriter. The expenses will be settled by the gross proceeds received from the Offering on April 11, 2025.

NOTE 15 — SUBSEQUENT EVENTS

On April 11, 2025, the Company consummated its initial public offering of 1,800,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the Offering, the Company granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 270,000 shares of common stock at the public offering price of $4.30.

On April 16, 2025, the Company closed on the fully exercised Over-Allotment Option resulting in additional gross proceeds to the Company of $1,161,000, before deducting underwriting discounts, commissions and offering expenses. After giving effect to the full exercise of the Over-Allotment Option, a total of 2,070,000 shares of common stock have been issued and sold in the IPO, and the gross proceeds from the IPO, including the full exercise of the Over-Allotment Option, before deducting underwriting discounts, commissions and offering expenses, were $8,901,000.

On April 30, 2025, the Company incorporated Alpha Edge Media Inc, a wholly-owned subsidiary, pursuant to the DGCL. The subsidiary is principally engaged in supporting the Company’s investor relations and managing the Company’s new newsletter services. The Company’s existing SentimenTrader newsletters service continues to be managed by Sundial and is not part of the operations transferred to Alpha Edge Media Inc.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and the related notes appearing elsewhere in this Report. In addition to unaudited condensed financial statements, the following discussions and other parts of this Report contain forward-looking statements that reflect our plans, objectives, expectations, intentions, and beliefs, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors” included elsewhere in this Report .

Overview of Our Company

We are an emerging financial technology platform company that offers proprietary research analytics, data and tools for both institutional and retail equity traders (who we refer to herein as “Users”) through our flagship, cloud-based software platform, SentimenTrader.com. By integrating advanced technologies, including artificial intelligence (“AI”) tools, with the critical thinking and analytical abilities of our team of evidenced-based trading veterans, we aim to provide our Users with a powerful combination of technology and expertise, enabling them to make informed decisions to level-up their trading in the markets.

Our platform is powered by an advanced data collection system that operates utilizing API calls and web scraping, fetching raw data 24/7 from a wide array of authoritative sources, including industry leaders like Bloomberg, Chicago Board Options Exchange, Consensus, Commodity Futures Trading Commission, End of Day Historical Data and Intercontinental Exchange. This automated process allows us to remain abreast of the latest market trends, trading volumes, and essential financial indicators.

Our platform currently provides coverage of U.S. equity and option securities, evaluating the equities and options markets and conducting assessments through our analysts and technology daily. SentimenTrader utilizes technical indicators of market sentiment (meaning our proprietary gauge of the overall attitude of investors towards a particular market or security) as the cornerstone for our analyses and integrates technological advancements and the potential of deep learning techniques to create trade ideas, strategies, models, and other market analysis. We intend to target a wider audience than our current User base by broadening the scope and variety of our products, expanding the types of securities our platform covers, and broadening our coverage to include more markets and exchanges.

We currently generate revenue from subscriptions to SentimenTrader. Cloud-based services allow our Users to access tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the subscription term beginning on the commencement date of each subscription, which is the date our cloud-based software is first made available to a User. Subscription agreements generally have terms ranging from one month to one year. For the three and six months ended March 31, 2025, our total revenue were approximately $341,906 and $696,549, respectively. For the three and six months ended March 31, 2024, our total revenue were approximately $365,220 and $730,633, respectively.

On April 9, 2025, the registration statement for our initial public offering (the “IPO”) became effective. The IPO was consummated on April 11, 2025, with the issuance of 1,800,000 shares of our common stock at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares at the same public offering price. On April 16, 2025, the over-allotment option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the over-allotment option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses. We believe the IPO proceeds have significantly enhanced our financial position and liquidity.

Additionally, on April 30, 2025, we incorporated a new subsidiary, Alpha Edge Media, Inc. (“AEM”), to support our expanding newsletter business. The newsletters published by AEM will target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening our overall coverage of securities, markets and exchanges. We believe the expansion of our newsletter business will complement the newsletters currently published through our SentimenTrader platform and enable us to continue to build brand authority, expand recurring engagement with our Users, generate new User engagement with SentimenTrader, and open up new revenue streams through potential advertisements, sponsorships, and premium content.

We continue to focus on achieving our mission of establishing ourselves as a preeminent fintech information company dedicated to the development of smart platforms tailored to empower the investing community with actionable strategic insights. To this end, in addition to our establishing AEM to further develop our newsletter business and expand the securities, markets, and exchanges we currently cover, we are also actively exploring research and development initiatives to focus on advancing proprietary analytics and AI-driven models, as well as the possibility of growth through acquisition of complementary tools and technologies that would enhance our platform’s capabilities and value to Users.

Financial Highlights

The following table presents the revenue, cost of sales, gross margin and the net cash provided by or used in operating activities for the six months ended March 31, 2025 and 2024.

	Six Months ended
	March 31,
	2025	2024	% Change

Revenue	$696,549	$730,633	(4.7)%
Cost of sales	$217,174	$222,884	(2.6)%
Gross profit margin	68.8%	69.5%	(0.7)%
Net cash used in operating activities	$(361,771)	$(157,093)	130.1%

Factors and Trends Affecting Our Business and Results of Operations

We believe the most significant factors that affect our business and results of operations including the following:

Increasing Usage by Our Existing Customers

Our existing Userbase presents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing Users. Developing a deeper relationship with our Users will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We are focusing our sales and support teams on preventing User churn by working to ensure our products and services provide a high level of value. Our goal is to continue to increase our revenue from existing Users through the introduction of new products and features tailored to our User base in addition to expanded User outreach focused on larger Users and specific use cases.

Growing Our Base of Higher Spend Customers

We believe there is a substantial opportunity to further expand our User base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract enterprise Users, including new marketing and partnership initiatives that further improve our self-service revenue funnel and help Users expand their usage.

Investing in Our Platform and Product Offerings

We have a history of, and plan to continue investing significantly in, delivering innovative products, features and functionality targeted at our core User base. The market opportunity for our core services of providing proprietary research analytics, data, and tools for equity traders through a flagship platform continues to expand and we intend to make targeted investments to expand this revenue. Beyond the SentimentTrader platform, we continue to see large growth opportunities in U.S. markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years. In addition, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate User acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our expansive market opportunity.

Increasing Importance of AI

Our future success depends in large part on the continuing adoption of AI, proliferation of retail investors and the increasing importance of research, all of which are driving the adoption of our equity research platform. We believe our market opportunity is large and that these factors will continue to drive our growth.

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations. While our business model provides some resilience against these factors, we will continue to monitor the impacts of these or similar circumstances on our business, and will take appropriate measures, to minimize potential risk exposure.

Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

	For the Three Months Ended March 31,			For the Six Months Ended March 31,
	2025	2024	% change	2025	2024	% change
Free Subscribers	325	207	57.0%	593	5,085	(88.3)%
Average conversion rate from free to paid subscribers	20.9%	28.7%	(27.3)%	23.0%	26.9%	(14.4)%
Paid Subscribers	2,331	2,497	(6.6)%	2,357	3,263	(27.7)%
Average Revenue Per User (“ARPU”)	$147	$146	0.3%	$295	$224	31.9%
Total Revenue	$341,906	$365,220	(6.4)%	$696,549	$730,633	(4.7)%

Free Subscribers

“Free Subscribers” are defined as Users who subscribe to our free investment publications using a valid email address and remain directly opted in, excluding Paid Subscribers who also receive free subscription materials. These free subscriptions often feature daily publications with commentary on the stock market, investment ideas, and other specialized topics. Our free publications include advertisements and editorial support for our current marketing campaigns. Through these publications, Free Subscribers become acquainted with our editors and analysts, explore our products and services, and discover how we could help them become better investors.

The number of Free Subscribers decreased by 4,492, or 88.3%, from 5,085 for the six months ended March 31, 2024 to 593 for the six months ended March 31, 2025. This decline was primarily due to the limited number of marketing campaigns for free subscriptions during the six months ended March 31, 2025, compared to the large-scale marketing campaigns conducted throughout the six months ended March 31, 2024. The marketing campaigns in fiscal 2024 took place in October 2023, attracting 4,450 Free Subscribers. After this campaign, we shifted our focus to developing strategies aimed at improving Average Revenue Per User (“ARPU”) and facilitating subscription plan migrations.

The number of Free Subscribers increased by 118, or 57.0%, from 207 for the three months ended March 31, 2024 to 325 for the three months ended March 31, 2025. The increase in number of Free Subscribers could be attributed to the increased brand awareness driven by the recent marketing advertising and marketing campaigns.

We acknowledge that Free Subscribers play a critical role in our business ecosystem, serving as the foundation of the customer acquisition funnel. They represent a low-barrier entry point for potential Users, allowing them to explore and engage with the platform without financial commitment. This group often acts as a pipeline for converting Users into paid subscribers, which directly drives revenue growth. To address the decline in Free Subscribers in fiscal 2025, we plan to implement more diversified and targeted marketing campaigns, enhance our User interface to simplify the free User sign-up process, and foster a sense of community through exclusive events, forums, and social media groups, which encourage retention and advocacy.

Paid Subscribers

“Paid Subscribers” are defined as the number of monthly average Users with paid subscriptions during the period or year. We view the number of Paid Subscribers at the end of a given period as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting Free Subscribers to Paid Subscribers and generating direct-to-paid Paid Subscribers. We grow our Paid Subscriber base through performance marketing directly to prospective and existing Users across a variety of media, channels, and platforms. Management anticipates the conversion rate will increase when the business becomes more mature in the future.

Paid Subscribers decreased by 906, or 27.7%, from 3,263 for the six months ended March 31, 2024 to 2,357 for the six months ended March 31, 2025. This decline was largely driven by the expiration of a targeted promotional campaign that began in October 2023, which resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the effect of this promotional boost, the normalized Paid Subscribers for the six months ended March 31, 2024, was approximately 2,520. For the three months ended March 31, 2025, the decrease in Paid Subscribers was similarly attributable to the absence of this promotional campaign. The increase in new subscriber sign-ups in October 2023 contributed to higher conversion rates and a corresponding increase in paid subscribers for the three months ended March 31, 2024. These reflected the slight decrease in Paid Subscribers for the three and six months ended March 31, 2025.

The average conversion rate was approximately 23.0% and 26.9% for the six months ended March 31, 2025 and 2024, respectively. The average conversion rate was approximately 20.9% and 28.7% for the three months ended March 31, 2025 and 2024, respectively. The lower conversion rates for the three and six months ended March 31, 2025 was attributable to the absence of a large-scale promotional campaign. The Campaign held in October 2023 attracted a large volume of new subscribers, resulting in a partial conversion to paid plans in the following months, temporarily boosting conversion metrics during the comparative periods. Additionally, during fiscal 2024, we experienced challenges associated with subscription plan migrations and identified technical issues related to billing information. These factors contributed to customer attrition and further pressure on the conversion rate.

To reverse this downward trend and drive future growth, management is focused on several strategic initiatives. We are actively incorporating new features and improvements into SentimenTrader to enhance User experience and increase conversion rates. This includes introducing advanced analytical tools, expanding data sources, and refining our platform’s design to improve accessibility and ease of use. Additionally, we are exploring targeted marketing strategies to attract new paid subscribers while retaining existing ones. Through these efforts, we are confident in our ability to enhance User engagement and improve both subscriber growth and conversion rates in the coming periods.

Average Revenue Per User (“ARPU”)

The ARPU is calculated based on the total revenue divided by the number of monthly average Paid Subscribers over that period or year. We believe ARPU is a key indicator of how successful we are in attracting Users to higher-value content. We believe that our high ARPU is indicative of the trust we build with our Users and of the value they see in our products and services.

ARPU increased by $71, or 31.9%, to $295 for the six months ended March 31, 2025, as compared to $224 for the six months ended March 31, 2024. This increase was primarily attributable to the promotional campaign conducted in October 2023, which resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the impact of this promotion, the normalized Paid Subscribers for the six months ended March 31, 2024, was approximately 2,520. Based on the normalized number of Paid Subscribers, ARPU would have increased to $290. The ARPU was comparable for the six months ended March 31, 2025 and 2024.

ARPU was $147 and $146 for the three months ended March 31, 2025 and 2024, respectively. The ARPU was comparable subsequent to the promotional campaign held in October 2023.

Revenue

Our revenue is generated from providing online subscription services. Revenue is generally recognized ratably over the contract term, starting from the commencement date of each contract, which is the date our cloud-based software is made available to customers and collection is reasonably assured.

Revenue decreased by $34,084, or 4.7%, from $730,633 for the six months ended March 31, 2024, to $696,549 for the six months ended March 31, 2025. This decrease was primarily due to a decrease in Paid Subscribers. In October 2023, we conducted a promotional campaign that resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the impact of this promotion, the normalized Paid Subscribers for the six months ended March 31, 2024, was approximately 2,520, compared to 2,357 for the six months ended March 31, 2025.

Total revenue decreased by $23,314, or 6.4%, from $365,220 in the three months ended March 31, 2024 to $341,906 in the three months ended March 31, 2025. The decrease in revenue was principally due to the decrease in the average number of paid subscribers from 2,497 for the three months ended March 31, 2024 to 2,331 for the three months ended March 31, 2025.

Results of Operations

For the Three and Six Months Ended March 31, 2025 and 2024

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended March 31, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenues	$341,906	$365,220	$696,549	$730,633
Cost of sales	109,616	109,585	217,174	222,884
Gross profit	232,290	255,635	479,375	507,749

Operating expenses:
Selling and marketing expenses	56,622	28,341	78,667	80,339
General and administrative expenses	560,551	409,569	1,107,790	703,624
Total operating expenses	617,173	437,910	1,186,457	783,963

Loss before income taxes	(384,883)	(182,275)	(707,082)	(276,214)

Provision for income taxes	(5,298)	-	(5,298)	-

Net loss and comprehensive loss	$(390,181)	$(182,275)	$(712,380)	$(276,214)

Six months ended March 31, 2025 Compared to Six Months Ended March 31, 2024

	For the six months ended March 31,
	2025		2024		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)

Sales	$696,549	100.0%	$730,633	100.0%	$(34,084)	(4.7)%
Cost of sales	217,174	31.2%	222,884	30.5%	(5,710)	(2.6)%
Gross profit	479,375	68.8%	507,749	69.5%	(28,374)	(5.6)%
Operating expenses
Selling expenses	78,667	11.3%	80,339	11.0%	(1,672)	(2.1)%
General and administrative expenses	1,107,790	159.0%	703,624	96.3%	404,166	57.4%
Total operating expenses	1,186,457	170.3%	783,963	107.3%	402,494	51.3%

Loss before income taxes	(707,082)	(101.5)%	(276,214)	(37.8)%	430,868	156.0%
Provision for income taxes	(5,298)	(0.8)%	-	-	5,298	100.0%
Net loss and comprehensive loss	$(712,380)	(102.3)%	$(276,214)	(37.8)%	$436,166	157.9%

Revenue

Our revenue decreased by $34,084, or 4.7%, from $730,633 for the six months ended March 31, 2024 to $696,549 in the six months ended March 31, 2025. This decrease was primarily due to a decrease in normalized Paid Subscribers. In October 2023, we conducted a promotional campaign that resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the impact of this promotion, the normalized Paid Subscribers for the six months ended March 31, 2024, was approximately 2,520, compared to 2,357 for the six months ended March 31, 2025.

We are actively incorporating new features and improvements into SentimenTrader to enhance User experience and increase conversion rates. This includes introducing advanced analytical tools, expanding data sources, and refining our platform’s design to improve accessibility and ease of use. Additionally, we are exploring targeted marketing strategies to attract new Paid Subscribers while retaining existing ones. Through these efforts, we are confident in our ability to enhance User engagement and improve both subscriber growth and conversion rates in the coming periods.

Gross profit and Costs of Sales

Cost of sales mainly include the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and analyst salaries. Cost of sales decreased by $5,710, or 2.6%, from $222,884 in the six months ended March 31, 2024 to $ 217,174 in the six months ended March 31, 2025. The decrease was mainly driven by the decrease in the number of our user subscriptions for Bloomberg access.

Gross profit decreased by $28,374, or 5.6%, from $507,749 in the six months ended March 31, 2024 to $ 479,375 in the six months ended March 31, 2025. The decrease in gross profit was mainly due to the decrease in the number of our user subscriptions for Bloomberg access, as discussed above.

Our gross profit margin was 68.8% in the six months ended March 31, 2025, as compared with 69.5% in the six months ended March 31, 2024. The decrease in gross profit margin was primarily attributable to the combined impact of the decrease in subscription revenue and decrease in cost of sales.

Our cost and gross profit are as follows:

	For the six months ended March 31, 2025			For the six months ended March 31, 2024
Category	Cost of sales	Gross profit	Gross profit %	Cost of sales	Gross profit	Gross profit %	Variance in Cost of sales	Variance in gross profit	Variance in gross profit %

Subscription service	$217,174	$479,375	68.8%	$222,884	$507,749	69.5%	$(5,710)	$(28,374)	(0.7)%
Total	$217,174	$479,375	68.8%	$222,884	$507,749	69.5%	$(5,710)	$(28,374)	(0.7)%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. It only decreased by $1,672 or 2.1%, from $80,339 for the six months ended March 31, 2024 to $78,667 for the six months ended March 31, 2025, representing 11.3% and 11.0% of our total revenue for the six months ended March 31, 2025 and 2024, respectively. The expenses incurred for marketing campaigns was comparable between the six months ended March 31, 2025 and 2024.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, software development expenses, travel and entertainment expenses and amortization expenses. Our general and administrative expenses represented 159.0% and 96.3% of our total revenue for the six months ended March 31, 2025 and 2024, respectively. General and administrative expenses increased by $404,166, or 57.4%, from $703,624 for the six months ended March 31, 2024 to $ 1,107,790 for the six months ended March 31, 2025. The increase was mainly due to the increase in professional fees and executive and director compensation.

Our professional fees increased by $100,242 or 19.2%, from $521,871 for the six months ended March 31, 2024 to $622,113 for the six months ended March 31, 2025, representing 56.2% and 74.2% of our total general and administrative expenses for the six months ended March 31, 2025 and 2024, respectively. The increase was mainly due to the increase in accounting and consulting fees for the initial public offering.

Our salaries and benefits, including executive officers and directors’ compensation, increased by $264,272 or 292.3%, from $90,413 for the six months ended March 31, 2024 to $354,685 for the six months ended March 31, 2025, representing 32.0% and 12.8% of our total general and administrative expenses for the six months ended March 31, 2025 and 2024, respectively. The increase was mainly due to the appointment of several executive officers from April to August 2024.

We entered into employment agreements with several executive officers and non-independent director agreements with Mr. Lin and Ms. Wu between April and August 2024. The general and administrative expenses for the six months ended March 31, 2024 would increase by $246,005 if the employment agreements with the executive officers and directors commenced on October 1, 2022.

Loss before income tax

We had a loss before income taxes of $707,082 for the six months ended March 31, 2025 and loss before income taxes of $276,214 for the six months ended March 31, 2024. The loss was primarily attributable to the net impact of the increase in operating expenses and the decrease in gross profit.

Provision for income taxes

We had provision for income tax of $5,298 for the six months ended March 31, 2025 related to the franchise tax.

We had no provision for income taxes for the six months ended March 31, 2024 as we had no assessable profits for both periods.

Net loss and comprehensive loss

We had a net loss and comprehensive loss of $712,380 for the six months ended March 31, 2025 and net loss and comprehensive loss of $276,214 for the six months ended March 31, 2024, respectively. The loss was primarily attributable to the increase in general and administrative expenses and the decrease in gross profit. The discussion regarding the increase in general and administrative expenses and the decrease in gross profit are covered in the sections above.

Three Months ended March 31, 2025 Compared to Three Months ended March 31, 2024

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended March 31,
	2025		2024		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)

Sales	$341,906	100.0%	$365,220	100.0%	$(23,314)	(6.4)%
Cost of sales	109,616	32.1%	109,585	30.0%	31	0.1%
Gross profit	232,290	67.9%	255,635	70.0%	(23,345)	(9.1)%
Operating expenses
Selling expenses	56,622	16.6%	28,341	7.8%	28,281	99.8%
General and administrative expenses	560,551	163.9%	409,569	112.1%	150,982	36.9%
Total operating expenses	617,173	180.5%	437,910	119.9%	179,263	40.9%

Loss before income taxes	(384,883)	(112.6)%	(182,275)	(49.9)%	202,608	111.2%
Provision for income taxes	(5,298)	(1.5)%	-	-	5,298	100.0%
Net loss and comprehensive loss	$(390,181)	(114.1)%	$(182,275)	(49.9)%	$207,906	114.1%

Revenue

Our revenue decreased by $23,314, or 6.4%, from $365,220 in the three months ended March 31, 2024, to $341,906 in the three months ended March 31, 2025. The decrease in revenue was principally due to the decrease in the average number of Paid Subscribers from 2,497 for the three months ended March 31, 2024, to 2,331 for the three months ended March 31, 2025.

We are actively incorporating new features and improvements into SentimenTrader to enhance User experience and increase conversion rates. This includes introducing advanced analytical tools, expanding data sources, and refining our platform’s design to improve accessibility and ease of use. Additionally, we are exploring targeted marketing strategies to attract new paid subscribers while retaining existing ones. Through these efforts, we are confident in our ability to enhance User engagement and improve both subscriber growth and conversion rates in the coming periods.

Gross profit and Costs of Sales

Cost of sales mainly includes the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and the analyst salaries. Cost of sales increased by $31, or 0.1%, from $109,585 in the three months ended March 31, 2024, to $109,616 in the three months ended March 31, 2025. The cost of sales remains unchanged compared with the corresponding period.

Gross profit decreased by $23,345, or 9.1%, from $255,635 in the three months ended March 31, 2024, to $232,290 in the three months ended March 31, 2025. The decrease in gross profit was mainly due to the decrease in subscription revenue as discussed above.

Gross profit margin was 67.9% in the three months ended March 31, 2025, as compared with 70.0% in the three months ended March 31, 2024. The decrease in gross profit margin was primarily attributable to the decrease in subscription revenue.

Our cost and gross profit are as follows:

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
Category	Cost of sales	Gross profit	Gross profit %	Cost of sales	Gross profit	Gross profit %	Variance in Cost of sales	Variance in gross profit	Variance in gross profit %

Subscription service	$109,616	$232,290	67.9%	$109,585	$255,635	70.0%	$31	$(23,345)	(2.1)%
Total	$109,616	$232,290	67.9%	$109,585	$255,635	70.0%	$31	$(23,345)	(2.1)%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. It increased by $28,281 or 99.8%, from $28,341 for the three months ended March 31, 2024, to $56,622 for the three months ended March 31, 2025, representing 16.6% and 7.8% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. The increase in selling and marketing expenses is mainly due to expenses incurred for the recent advertising and marketing campaigns during the three months ended March 31, 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, software development expenses, travel and entertainment expenses and amortization expenses. Our general and administrative expenses represented 163.9% and 112.1% of our total revenue for the three months ended March 31, 2025, and 2024, respectively. General and administrative expenses increased by $150,982, or 36.9%, from $409,569 for the three months ended March 31, 2024, to $560,551 for the three months ended March 31, 2025. The increase was mainly due to the increase in executive and director compensation.

Our professional fees increased by $6,978 or 2.4%, from $294,700 for the three months ended March 31, 2024, to $301,667 for the three months ended March 31, 2025, representing 53.8% and 72.0% of our total general and administrative expenses for the three months ended March 31, 2025, and 2024, respectively. The increase was mainly due to the increase in accounting and consulting fees for the initial public offering.

Our salaries and benefits, including executive officers and directors’ compensation, increased by $106,894, or 162.9% from $65,599 for the three months ended March 31, 2024, to $172,493 for the three months ended March 31, 2025, representing 30.8% and 16.0% of our total general and administrative expenses for the three months ended March 31, 2025, and 2024, respectively. The increase was mainly due to the appointment of several executive officers from April to August 2024.

We entered into employment agreements with several executive officers and non-independent director agreements with Mr. Lin and Ms. Wu between April and August 2024. The general and administrative expenses for the three months ended March 31, 2024 would increase by $123,003 if the employment agreements with the executive officers and directors commenced on October 1, 2022.

Loss before income tax

We had a loss before income taxes of $384,883 and $182,275 for the three months ended March 31, 2025 and 2024, respectively. The increase in loss was primarily attributable to the decrease in gross profit and the increase in general and administrative expenses. The discussion regarding the decrease in gross profit and the increase in general and administrative expenses are covered in the sections above.

Provision for income taxes

We had provision for income tax of $5,298 for the three months ended March 31, 2025 related to the franchise tax.

We had no provision for income taxes for the three months ended March 31, 2024 as we had no assessable profits for both periods.

Net loss or comprehensive loss

We had a net loss and comprehensive loss of $390,181 and $182,275 for the three months ended March 31, 2025 and 2024, respectively. The increase in net loss was primarily attributable to the decrease in gross profit and the increase in general and administrative expenses. The discussion regarding the decrease in gross profit and the increase in general and administrative expenses is covered in the sections above.

Cash Flow

For the six months ended March 31, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(361,771)	$(157,093)
Net cash used in investing activities	-	-
Net cash (used in) provided by financing activities	(2,789)	843,840
Net increase (decrease) in cash	(364,560)	686,747
Cash, beginning of the period	557,823	98,106
Cash, end of the period	$193,263	$784,853

Operating Activities

Net cash used in operating activities was $361,771 and $157,093 for the six months ended March 31, 2025 and 2024, respectively. The increase in net cash used in operating activities was mainly attributable to the following factors:

●	Net loss of $712,380 for the six months ended March 31, 2025, compared to net loss of $276,214 for the six months ended March 31, 2024;

●	Services in exchange for shares incurred $0 for the six months ended March 31, 2025, compared to $156,252 for the six months ended March 31, 2024;

●	Prepaid expenses decreased by $8,862 for the six months ended March 31, 2025, compared to an increase by $12,358 for the six months ended March 31, 2024;

●	Accounts payable and accrued liabilities increased by $120,241 for the six months ended March 31, 2025, compared to a decrease of $85,020 for the six months ended March 31, 2024;

●	Tax payable increased by $5,298 for the six months ended March 31, 2025, compared to $0 for the six months ended March 31, 2024;

●	Deferred revenue increased by $15,000 for the six months ended March 31, 2025, compared to the increase of $30,190 for the six months ended March 31, 2024; and

●	The amounts due to related party increased by $199,645 for the six months ended March 31, 2025, compared to $29,010 for the six months ended March 31, 2024

Investing Activities

We had no net cash provided by or used in investing activities for the six months ended March 31, 2025 and 2024.

Financing Activities

Net cash used in financing activities was $2,789 for the six months ended March 31, 2025. Net cash provided by financing activities was $843,840 for the six months ended March 31, 2024. The net cash used in financing activities for the six months ended March 31, 2025, was mainly attributable to the advances from short-term loan of 20,000, and the increase in deferred offering costs of $22,789. The net cash provided by financing activities for the six months ended March 31, 2025, was mainly attributable to the repurchase of common stock of $169,957, increase in deferred offering costs of $75,000 and net proceeds from share issuance of $1,088,797.

Liquidity and Capital Resources

Overview

Our primary capital management strategy is to preserve sufficient capital to continue providing benefits to our stakeholders and adequate investment returns to our shareholders by selling our products at prices commensurate with our operating risks.

We determine the total amount of capital required to be consistent with risk levels. This capital structure is adjusted on a timely basis depending on changes in the economic environment and risks of the underlying assets. We are not subject to any externally imposed capital requirements.

Working Capital

As of March 31, 2025, our current assets were $365,493 which includes cash of $193,263, prepaid expenses of $10,424 and deferred offering costs of $161,806. Our current liabilities were $964,061 which includes trade payables and accrued liabilities of $151,573, tax payable of $5,298, amounts due to related parties of $391,597, loan payable of $20,516, and deferred revenue of $395,077. The resulting negative working capital was $598,568. No dividends were declared and paid to the shareholders for the six months period ended March 31, 2025.

As of September 30, 2024, our current assets totaled $716,126, which included cash of $557,823, prepaid expenses of $19,286, and deferred offering costs of $139,017. Our current liabilities amounted to $603,361, which consisted of trade payables and accrued liabilities of $31,332, amounts due to related parties of $191,952, and deferred revenue of $380,077. This resulted in positive working capital of $112,765. No dividends were declared or paid to shareholders for the year ended September 30, 2024. We entered into employment agreements with several executive officers and appointed directors between April and August 2024. If these agreements had commenced on October 1, 2023, the working capital would have been reduced by $275,599.

Our primary source of cash is currently generated from our business. We estimate that we will be able to conduct our planned operations using currently available capital resources for at least the next 12 months. However, in order to meet our growth expectations, we will need to raise funds beyond our current working capital balance in order to finance future development of services and meet any debt obligations until such time as future profitable revenues are achieved. We completed our initial public offering on April 11, 2025 and closed the over-allotment option on April 16, 2025, which generated gross proceeds of $8,901,000. We believe that the successful completion of the IPO has significantly improved the Company’s liquidity and financial position. We will seek to fund our operations for the next 12 months with the proceeds raised in our IPO, and if needed, through additional public and private offerings of securities.

Capital Expenditures

There were no capital expenditures for the period ended March 31, 2025 and the year ended September 30, 2024.

Contractual Obligations

As of March 31, 2025, our contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loan payable	$20,516	20,516	–	–	$–
Total	$20,516	20,516	–	–	$–

As of September 30, 2024, we don’t have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources for the three and six months ended March 31, 2025 and 2024.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business.

We are not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. For our current risk factors relating to our operations, see the section entitled “Risk Factors” contained in our Registration Statement on Form S-1 (File No. 333-284081), as amended and declared effective by the SEC on April 9, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended March 31, 2025, the Company did not conduct any unregistered sales of equity securities.

b) Use of Proceeds

On April 9, 2025, our Registration Statement on Form S-1 (File No. 333-284081) was declared effective by the SEC for our initial public offering. On April 11, 2025, we consummated our initial public offering (the “Offering”) of 1,800,000 shares of our common stock, par value $0.001 per share, at a price to the public of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the Offering, we granted The Benchmark Company, LLC and Axiom Capital Management, Inc., the representatives of the underwriters, an option, exercisable for 30 days, to purchase up to an additional 270,000 shares of common stock at the public offering price of $4.30 (the “Over-Allotment Option”, and together with the Offering, the “IPO”).

On April 16, 2025, we closed on the fully exercised Over-Allotment Option resulting in additional gross proceeds to us of $1,161,000, before deducting underwriting discounts, commissions and offering expenses. After giving effect to the full exercise of the Over-Allotment Option, a total of 2,070,000 shares of our common stock have been issued and sold in the IPO, and the gross proceeds from the IPO, including the full exercise of the Over-Allotment Option, before deducting underwriting discounts, commissions and offering expenses, was $8,901,000. The net proceeds to us from the IPO were $7,705,350, after deducting underwriting commission of $623,070, non-accountable expenses of $89,010, underwriting fees of $182,500 and legal fees of $301,070. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Of the net proceeds from the IPO, we deposited approximately $6,000,000 into our savings account which bears an annual interest rate of 3.56%. As of May 15, 2025, we had used a portion of the remaining net proceeds for the settlement of professional service fees of approximately $377,000, payment of director and officer liability insurance premiums of $232,000, payment of listing costs of $100,000, repayment of the principal of a short-term loan of $20,000, and for working capital purposes, including the back payment of salaries and directors fees to our directors and officers earned in the ordinary course of business of $437,000. The following table presents the amount of IPO proceeds paid to each director and officer for back payments of salary and director fees:

Name	Amount
Jaclyn Wu	110,000
Nicolas Kuan Liang Lin	170,000
David Chi Ching Ho	60,000
Suresh R. Iyer	41,000
Francis Cid	56,000
Total wages and salaries	$437,000

There has been no material change in the planned use of proceeds from the IPO as described in the IPO Registration Statement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable

Item 5. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits

The following is a complete list of exhibits filed or furnished, as applicable, as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-248081) filed with the SEC on February 27, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-2848081) filed with the SEC on February 27, 2025).
4.1	Form of Representatives’ Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025).
10.1	Underwriting Agreement, dated as of April 9, 2025, by and between the Company and The Benchmark Company, LLC and Axiom Capital Management, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025).
10.2	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC May 1, 2025).
10.3	Form of Independent Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2025	AETHER HOLDINGS, INC.

	By:	/s/ Nicolas Lin
Nicolas Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Suresh Iyer
Suresh Iyer
Chief Financial Officer
(Principal Financing and Accounting Officer)

