Form 10-Q
period 2025-06-30
Aether Holdings, Inc.
filed 2025-08-19
CIK 2026353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, there were 12,101,273 shares of common stock outstanding.

AETHER HOLDINGS, INC.

-i-

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

You can identify some of these forward looking statements by words such as “may,” “will,” “aim,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “is/are likely to,” “potential,” “continue,” and other similar expressions or variations. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Important factors that could cause actual performance or results to differ materially and adversely from those expressed in or suggested by the forward-looking statements include:

●	ineffectively competing in our industry;

●	the impact of governmental laws and regulation, including those related to cryptocurrencies;

●	the impact on our company, its business and reputation of our proposed crypto treasury strategy;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our inability to adequately market our products and services, and to develop additional products and product offerings;

●	our inability to manage growth effective, including through acquisitions;

●	our inability to continue to evolve and adapt our technology, including further adoption of artificial intelligence and machine learning technologies;

●	our inability to attract new Users and to persuade existing Users to renew their subscription agreements with us and to purchase higher subscription tiers from us;

●	our inability to successfully expand the coverage of our products to include foreign markets;

●	our inability to successfully expand the coverage of our products to include additional types of financial instruments;

●	assumptions related to the size of the market for our publications and analysis tools;

●	our future capital needs;

●	our ability to expand our revenue streams beyond a subscriber model;

●	difficulties with certain data providers, technology providers, and third-party services we rely on or will rely on;

●	failure to maintain our corporate culture as we grow and changes in consumer recognition of our brand;

●	our ability to attract, develop, and retain capable management, analysts, and other key personnel;

-ii-

●	labor shortages, unionization activities, labor disputes or increased labor costs;

●	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and.

●	other factors detailed under the section of the IPO Registration Statement entitled “Risk Factors.”

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

DEFINED TERMS RELATED TO THE COMPANY

Unless specifically set forth to the contrary, “Company,” “we,” “us,” “our,” “our company,” “Aether,” “the Company,” “our business” and similar terms refer to Aether Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

-iii-

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2025	September 30, 2024
ASSETS

Current assets
Cash	$6,231,484	$557,823
Prepaid expenses	280,166	19,286
Deferred offering costs	-	139,017
Total current assets	6,511,650	716,126

Advance Payment	9,000
Property and equipment, net	2,233	3,315
TOTAL ASSETS	$6,522,883	$719,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Payables and accrued liabilities	$181,664	$31,332
Due to related parties	5,166	191,952
Contract liabilities	395,863	380,077
Total current liabilities	582,693	603,361

TOTAL LIABILITIES	582,693	603,361

Commitment and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized, 12,101,273 and 10,031,273 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively*	12,101	10,031
Additional paid-in capital	9,703,189	2,162,945
Accumulated deficit	(3,775,100)	(2,056,896)
Total stockholders’ equity	5,940,190	116,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,522,883	$719,441

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split. Refer to FS footnote Note 8(c)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$342,411	$356,688	$1,038,960	$1,087,321
Cost of Sales	103,186	110,261	320,360	333,145
GROSS PROFIT	239,225	246,427	718,600	754,176

OPERATING EXPENSES
Sales and marketing expenses	143,181	22,303	221,848	102,642
General and administrative expenses	1,149,713	522,982	2,257,503	1,226,606
Total operating expenses	1,292,894	545,285	2,479,351	1,329,248

NON-OPERATING INCOME
Interest Income	47,845	-	47,845	-

Loss before income taxes	(1,005,824)	(298,858)	(1,712,906)	(575,072)

Income tax expense	-	-	(5,298)	-

Net loss	(1,005,824)	(298,858)	(1,718,204)	(575,072)

Comprehensive loss	$(1,005,824)	$(298,858)	$(1,718,204)	$(575,072)

Loss per share – Basic and Diluted*	$(0.08)	$(0.03)	$(0.16)	$(0.06)
Weighted average number of shares outstanding – Basic and Diluted *	11,873,799	10,031,273	10,645,448	10,031,273

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split. Refer to FS footnote Note 8(c)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

	Commons shares		Additional paid-in capital	Subscription receivable	Retained earnings (accumulated deficit)	Total equity
	Number*	Amount	Amount	Amount	Amount	Amount

Balance – October 1, 2024	10,031,273	$10,031	$2,162,945	-	$(2,056,896)	$116,080
Net Loss for the period	-	-	-	-	(284,989)	(284,989)
Balance – December 31, 2024	10,031,273	10,031	2,162,945	-	(2,341,885)	(168,909)
Net Loss for the period	-	-	-	-	(427,391)	(427,391)
Balance – March 31, 2025	10,031,273	10,031	2,162,945	-	(2,769,276)	(596,300)
Net Loss for the period	-	-	-	-	(1,005,824)	(1,005,824)
Net Issuance Proceeds	2,070,000	2,070	7,723,280	-	-	7,725,280
Deferred IPO cost charge	-	-	(183,036)	-	-	(183,036)
Balance – June 30, 2025	12,101,273	$12,101	$9,703,189	$-	$(3,775,100)	$5,940,190

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

 FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

	Commons shares		Additional paid-in capital	Subscription receivable	Retained earnings (accumulated deficit)	Total equity
	Number*	Amount	Amount	Amount	Amount	Amount

Balance – October 1, 2023	7,986,112	$7,986	$436,409	$-	$(1,117,460)	$(673,065)
Net loss for the period	-	-	-	-	(93,939)	(93,939)
Stock based compensation	205,856	206	222,713	-	-	222,919
Net Issuance Proceeds	1,339,299	1,339	1,087,458	(261,849)	-	826,948
Balance – December 31, 2023	9,531,267	9,531	1,746,580	(261,849)	(1,211,399)	282,863
Net loss for the period	-	-	-	-	(182,275)	(182,275)
Funds Received	-	-	-	261,849	-	261,849
Balance – March 31, 2024	9,531,267	9,531	1,746,580	-	(1,393,674)	362,437
Net Loss for the period	-	-	-	-	(298,858)	(298,858)
Net Issuance Proceeds	500,006	500	416,365	(96,945)	-	319,920
Balance – June 30, 2024	10,031,273	$10,031	$2,162,945	$(96,945)	$(1,692,532)	$383,499

*	Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED

(Unaudited)

	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,718,204)	$(575,072)
Adjustments:
Depreciation	1,657	1,571
Services in exchange for shares	-	222,919
Changes in operating assets and liabilities:
Prepaid expenses	(260,880)	(26,282)
Payables and accrued liabilities	150,332	(29,397)
Amounts due to related parties	(186,786)	66,793
Contract liabilities	15,786	36,136
Net cash used in operating activities	(1,998,095)	(303,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance Payment	(9,000)	-
Purchase of Property & Equipment	(575)	-
Cash Used in Investing Activities	(9,575)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares Repurchase Payable	-	(254,063)
Deferred offering costs	(44,019)	(132,194)
Net proceeds from issuance of shares	7,725,350	1,408,717
Cash provided by financing activities	7,681,331	1,022,460

Net increase in cash for the period	5,673,661	719,128

Cash, beginning of the period	557,823	98,106
Cash, end of the period	$6,231,484	$817,234

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND ORGANIZATION

Aether Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Aether”) was incorporated pursuant to the Delaware General Corporation Law (“DGCL”) on August 15, 2023. The Company, acting through its primary operating subsidiary, Sundial Capital Research Inc. (“Sundial”), is principally engaged in providing proprietary research analytics, data, and tools for equity traders through its flagship platform, SentimenTrader.com.

The registration statement for the Company’s initial underwritten public offering (“IPO”) was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares of Common Stock at the same public offering price (the “IPO Over-Allotment Option”). On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses.

On April 30, 2025, the Company incorporated a new subsidiary, Alpha Edge Media, Inc. (“AEM”), under the laws of the State of Delaware to support its expanding newsletter business. The newsletters published or acquired and thereafter published by AEM will target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening the Company’s overall coverage of securities, commodities, markets and exchanges.

On May 22, 2025, the Company incorporated a new subsidiary, Aether Grid Inc. (“Aether Grid”), under the laws of the State of Delaware to house and support the growth of its suite of financial tools.

On June 6, 2025, the Company incorporated a new subsidiary, Aether Labs, Inc. (“Aether Labs”), under the laws of the State of Delaware to act as the arm of the Company that focuses on innovation and research and development of its fintech ecosystem, with a focus on proprietary analytics and models driven by artificial intelligence (“AI”).

The following table sets forth information concerning the Company and its subsidiaries as of June 30, 2025:

Name of Entity	Date of Organization	Place of Organization	% of Ownership	Principal Activities
Aether Holdings, Inc.	August 15, 2023	Delaware	Parent Company	Holding Company
Sundial Capital Research Inc.	January 22, 2003	Minnesota	100%	Financial Research Publication
Alpha Edge Media, Inc.	April 30, 2025	Delaware	100%	Financial Newsletters
Aether Grid Inc.	May 22, 2025	Delaware	100%	Financial Technology Tools
Aether Labs, Inc.	June 6, 2025	Delaware	100%	Research and Development

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025, and for the three and nine months ended June 30, 2025 and 2024. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending September 30, 2025 or any other period. These unaudited condensed consolidated financial statements have been derived from the Company’s accounting records and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form S-1 for the year ended September 30, 2024, filed with the SEC on December 30, 2024.

Basis of Consolidation

The consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries. The financial statements of its subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. Consolidated financial statements are prepared using uniform accounting policies for like transactions and other events in similar circumstances.

All transactions and balances between the Company and its subsidiaries are eliminated on consolidation.

Going Concern

We incurred negative cash flows from operating activities of $1,998,095 for the nine months ended June 30, 2025. The increase in cash used in operations was primarily driven by higher personnel-related costs, increase in legal and professional fees, including those related to our IPO.

Despite these negative operating cash flows, management believes there is no substantial doubt about our ability to continue as a going concern for at least the next 12 months from the issuance date of these financial statements. As of June 30, 2025, we had cash and cash equivalents, totaling $6,231484, which includes net proceeds from the IPO. We expect that our existing cash resources, together with anticipated cash generated from future operations, will be sufficient to meet our working capital, capital expenditure, and contractual obligations as they come due over the next 12 months.

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

Use of Estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant estimates or assumptions that materially impacted the unaudited condensed consolidated financial statements for the three and nine months ended Jun 30, 2025 and 2024.

Segment Information

The Company follows ASC 280, “Segment Reporting”, which requires disclosures based on how management organizes the Company to make operating decisions and assess performance. The Company has determined that it operates as a single reportable segment.

The Chief Executive Officer functions as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for key operating decisions, resource allocation, and performance assessment. In executing these responsibilities, the CODM regularly reviews consolidated financial information, including total revenue, gross profit, key operational metrics, and cash flow, on a Company-wide basis. The CODM does not review or receive discrete financial information by business function, product category, or geographic region. Consequently, decisions about resource allocation and performance evaluation are made based solely on consolidated results. Accordingly, management has concluded that the Company has one operating segment: the online subscription service, which consists of one reporting unit based on the financial information available and which operating results are regularly reviewed by the CODM. All the Company’s business activities for the three and nine months ended June 30, 2025 and 2024 were conducted in US. Segment profit and loss is determined on a basis that is consistent with how the Company reports operating profit and loss in its consolidated statements of operations. Because the Company operate only one segment, there are no intersegment transactions.

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

Deferred Offering Costs

Deferred offering costs consist principally of incremental costs directly attributable to new shares offering incurred by the Company, such as underwriting, legal, accounting, consulting, printing, and other registration-related costs in connection with the public offering of the Company’s common stock. Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds. In the event the offering is unsuccessful or aborted, the costs will be expensed.

Revenue Recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

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

Revenue from online subscription services

Our primary source of revenue is subscriptions to our cloud-based software during the term of arrangement. Cloud-based services allow our customers to access the tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers, and collection is reasonably assured. Subscription agreements generally have two terms: one month and one year.

Contract liabilities

Contract liabilities consists of advance payments that are received in advance of the Company’s performance. The Company’s contract liabilities is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies contract liabilities as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less.

Cost of Revenue

Cost of revenues primarily consist of expenses related to hosting the Company’s service and analyst salaries that directly benefit sales. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-related costs directly associated with research reports, including salaries and benefits.

Capital Stock

Shares of common stock are classified as shareholders’ equity. Transaction costs directly attributable to the issuance of common stock and share purchase options are recognized as a deduction from equity, net of any tax effects.

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

The Company’s financial instruments include cash, payable and accrued liabilities and due to related parties. The carrying amounts of these accounts approximate their fair values due to the short-term nature of these instruments.

The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2025, and September 30, 2024.

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

Earnings (loss) per share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year, adjusted for own shares held. Diluted earnings (loss) per share is determined by dividing the profit or loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for own shares held and for the effects of all potential dilutive common shares related to outstanding stock options and warrants issued by the Company for the periods presented, except if their inclusion is anti-dilutive.

Recent accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

NOTE 3 — CONTRACT LIABILITIES

Revenue recognized during the three and nine months ended June 30, 2025 that was included in the contract liabilities balance at September 30, 2024 was $52,710 and $363,160, respectively. The Company expects to satisfy the remaining performance obligations of $16,917 related to its September 30, 2024 contract liabilities balance within the next twelve months.

NOTE 4 — COST OF SALES

Cost of subscription revenue consists primarily of managed hosting providers, other third-party service providers, and employee-related costs including payroll and benefits for our research analysts.

	For the three months ended		For the Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Personnel related cost	$90,329	$98,286	$281,214	$286,188
Bloomberg data and hosting	7,500	7,749	22,500	33,982
IT services and other	5,357	4,226	13,646	12,975
Total	$103,186	$110,261	$320,360	$333,145

NOTE 5 — GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of legal and professional services provided by various consultants, salaries and wages including executive and director compensation and other admin costs.

	For the three months ended		For the Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Legal & Professional fees	$713,605	$379,440	$1,335,718	$901,310
Salaries and benefits	227,026	103,760	581,711	194,172
Others	209,082	39,782	340,074	131,124
Total	$1,149,713	$522,982	$2,257,503	$1,226,606

NOTE 6 — PREPAID EXPENSES

The prepaid expenses as of June 30, 2025 and September 30, 2024 were as follows:

	June 30, 2025	September 30, 2024
Software license	$13,624	$8,000
Prepaid rents	-	2,000
SEC filing fees	40,705	4,728
D&O Insurance	208,767	-
Other	17,070	4,558
Total	$280,166	$19,286

NOTE 7 —PAYABLES AND ACCRUED LIABILITIES

The trade payables and accrued liabilities as of June 30, 2025 and September 30, 2024 were as follows:

	June 30, 2025	September 30, 2024
Accounts payable	$146,081	$1,186
Accrued liabilities	24,304	19,817
Other payables	11,279	10,329
Total	$181,664	$31,332

NOTE 8 — EQUITY

A) Shares Issued for Service Agreements

On August 25, 2023, the Company entered into a project development agreement with Wuyao Safety Technology (“Wuyao”). Under this agreement, the Company will issue 208,333 shares of Common Stock for an aggregate total value of $250,000, to settle the services provided by Wuyao. For the nine months ended June 30, 2024, the Company issued 138,889 shares of Common Stock and recognized $150,000 as share-based compensation expense.

On October 31, 2023, the Company issued 16,071 shares of Common Stock with a value of $0.84 per share to settle the services provided by Research Capital Corporation, for an aggregate total value of $13,500.

On November 21, 2023, the Company issued 50,896 shares of Common Stock with a value of $0.84 per share to settle the services provided by Monic Wealth Solutions Ltd. (a related party), for an aggregate total value of $42,753.

No services were provided in exchange for shares during the nine months ended June 30, 2025.

Shares and per share data are presented on a retroactive basis to reflect the reorganization and the 1.2-for-1 reverse stock split.

B) Non-brokered Private Placement

On October 31, 2023, the Company entered into a non-brokered private placement to issue 1,339,293 shares of Common Stock with a value of $0.84 per share for a gross proceed of $1,125,007. The transaction closed in two tranches, with the first closing October 31, 2023, and the second on November 21, 2023. The transaction incurred share issuance costs of $36,210, which included bank transaction fees and finder commissions.

There is no non-brokered private placement for the nine months ended June 30, 2025.

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

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2025	September 30, 2024
Computer equipment	$16,982	$16,982
Add: Additions	575	-
Less: Accumulated depreciation	15,324	13,667
Property and equipment, net	$2,233	$3,315

Depreciation expenses totaled $609 and $523 during the three months ended June 30, 2025 and 2024, respectively.

Depreciation expenses totaled $1,657 and $1,571 during the nine months ended June 30, 2025 and 2024, respectively.

NOTE 10 — RELATED PARTY TRANSACTIONS

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

Related Party	Relationship with the Company
Qian Zhang	Former Director and CEO of Sundial from May 31, 2023 to July 10, 2024; Operating Officer (“COO”) of Sundial since July 10, 2024 Former Director and Interim CEO of Aether from August 25, 2023 to September 11, 2023

Hao Hu	Chief Information Officer (“CIO”) of Sundial since March 15, 2023; Director of Sundial since September 9, 2023; Interim Chief Executive Officer of Sundial since July 10, 2024; Former Director and CTO of Aether from August 25, 2023 to September 11, 2023

Nicolas Kuan Liang Lin	Chief Executive Officer (“CEO”) since September 11, 2023 and Director of Aether since August 25, 2023

David Chi Ching Ho	Chief Strategy Officer (“CSO”) since April 1, 2024

Siu Hang (Henry) Wong	Director of Business Development since December 1, 2024 to February 1, 2025 Former Chief Operating Officer (“COO”) from June 1, 2024 to November 20, 2024

Elixir Technology Inc.	Aether’s principal common shareholder

Jaclyn Wu	Director of Sundial since August 16, 2022; Director of Aether since August 25, 2023.

Monic Wealth Solutions Ltd.	Owned by Jaclyn Wu, a director of Aether and Sundial.

Ledger Pros LLC	Owned by Suresh R. Iyer, the Chief Financial Officer (“CFO”) since May 16, 2024

Suresh R. Iyer	Chief Financial Officer (“CFO”) since May 16, 2024

Related Party balances

The Company’s balances due to related parties as of June 30, 2025 and September 30, 2024 were as follows:

Name	June 30, 2025	September 30, 2024
Qian Zhang	$-	$5,034
Elixir Technology Inc.	5,157	5,157
Jaclyn Wu	-	50,055
Nicolas Kuan Liang Lin	-	80,014
David Chi Ching Ho	-	29,959
Siu Hang (Henry) Wong	-	4,931
Suresh R. Iyer	-	6,000
Ledger Pros LLC	-	10,800
Hao Hu	9	2
Total due to related parties	$5,166	$191,952

The amounts due to related party as of June 30, 2025 and September 30, 2024 are unsecured, interest-free, and due on demand.

Related Party transactions

The Company had the following related party transactions:

A) Services rendered from related party

During the nine months ended June 30, 2024, the Company issued 50,896 shares of Common Stock, valued at $0.84 per share, as compensation for consulting services provided by Monic Wealth Solutions Ltd., for a total value of $42,753. (See Note 8A). No services were provided by Monic Wealth Solutions Ltd. in exchange for shares during the nine months ended June 30, 2025.

During the three and nine months ended June 30, 2024, the Company incurred $10,689 and $50,127 for the marketing and sales channel services provided by Monic Wealth Solutions Ltd. During the three and nine months ended June 30, 2025, the Company incurred $0 for the for the marketing and sales channel services provided by Monic Wealth Solutions Ltd.

During the three and nine months ended June 30, 2025, the Company incurred $0 and $18,600 for the accounting services provided by Ledger Pros LLC. During the three and nine months ended June 30, 2024, the Company incurred $3,150 for the accounting services provided by Ledger Pros LLC.

B) Wages and salaries for services rendered by executive officers and directors

	For the three months ended
Name	June 30, 2025	June 30, 2024
Qian Zhang	$28,800	$28,800
Hao Hu	37,502	37,500
Jaclyn Wu	40,000	20,055
Nicolas Kuan Liang Lin	55,000	35,013
David Chi Ching Ho	15,000	14,959
Siu Hang (Henry) Wong	-	4,932
Suresh R. Iyer	34,167	8,100
Total wages and salaries	$210,469	$149,309

	For the Nine months ended
Name	June 30, 2025	June 30, 2024
Qian Zhang	$86,400	$88,350
Hao Hu	112,506	122,000
Jaclyn Wu	100,000	35,055
Nicolas Kuan Liang Lin	145,000	35,014
David Chi Ching Ho	45,000	14,959
Siu Hang (Henry) Wong	12,398	4,931
Suresh R. Iyer	70,167	8,100
Total compensations paid to related parties	$571,471	$308,409

NOTE 11 — INCOME TAXES

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

For the three and nine months ended June 30, 2025, the Company incurred $0 and $ 5,298 in tax expenses. No amounts were incurred for income tax uncertainties or interest and penalties during these periods. As of September 30, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	For the three months ended
	June 30, 2025	June 30, 2024
Loss before income tax	$(1,005,824)	$(298,858)
Statutory tax rate	30.8%	30.8%
Tax at the domestic income tax rate	(309,792)	(92,048)

Tax effect of tax losses not recognized	299,347	86,939
State franchise tax	-	240
Non-deductible expenses	(366)	402
Difference in state tax rate	10,811	4,467
Total income tax expense	$-	$-

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (continued):

	For the Nine months ended
	June 30, 2025	June 30, 2024
Income (Loss) before income tax	$(1,712,906)	$(575,072)
Statutory tax rate	30.8%	30.8%
Tax at the domestic income tax rate	(527,575)	(177,122)

Tax effect of tax losses not recognized	509,451	166,882
State franchise tax	5,298	240
Non-deductible expenses	10	1,226
Difference in state tax rate	18,114	8,774
Total income tax expense	$5,298	$-

Significant components of deferred income tax assets and liabilities were as follows:

	June 30, 2025	September 30, 2024
Tax Loss Carry forward	$527,575	$367,528
Valuation allowance for deferred tax assets	(527,575)	(367,528)
Total deferred income tax assets (liabilities)	$-	$-

As of June 30, 2025, and September 30, 2024, there was net operating loss (“NOL”) carry forward of $2,957,360 and $1,244,454 respectively and they can be carried forward indefinitely. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2025 and September 30, 2024.

NOTE 12 — CREDIT RISK AND CONCENTRATION

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Credit risk represents the risk of loss arising from the Company’s inability to collect amounts owed in accordance with contractual terms. The Company’s credit risk is primarily attributable to cash. As of June 30, 2025, and September 30, 2024, substantially all of the Company’s cash was held in major financial institutions located in the U.S., which are FDIC-insured and management considers to be of high credit quality.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains its bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2025 and September 30, 2024, cash balances of $6,044,068 and $372,534, respectively, were maintained at financial institutions in the US. The remaining balances of $187,416 and $185,289, respectively, were maintained in payment processing accounts with services such as Mercury, PayPal and Stripe. A substantial portion of the Company’s cash balances at June 30, 2025 exceeded the FDIC insurance coverage limit, which exposes the Company to potential credit risk in the event of the failure of any of these financial institutions. Management mitigates this risk by maintaining its cash with reputable financial institutions, monitoring the credit ratings and financial condition of such institutions on an ongoing basis, and, where practical, diversifying account balances to reduce uninsured amounts. While management believes that the financial institutions and payment processors used by the Company are of high credit quality, it also continually monitors their creditworthiness.

Liquidity risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when they come due. All of the Company’s financial liabilities are subject to normal trade terms. The Company has historically funded the working capital needs primarily from operations, as well as advances from related parties.

The Company has incurred a loss since inception resulting in an accumulated deficit. As of June 30, 2025 company had $6,231,484 in cash and cash equivalents. However, during the three months ended June 30, 2025 and 2024 company had negative cash flow from operations of $1,998,095 and $303,332 respectively. However, following the successful completion of its IPO on April 11, 2025 and closing of the IPO Over-Allotment Option on April 16, 2025, which collectively generated aggregate gross proceeds of $8,901,000, the Company’s management believes that it is adequately capitalized to meet its obligations as they become due. Based on the current financial position, available capital resources and planned operating activities, management believes there is no substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern depends on the Company’s ability to generate revenue and profit in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. . Management intends to finance operating costs over the next twelve months primarily through use of the IPO proceeds and, if needed, additional financings from the public and private offerings of securities.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices. These market factors are not expected to pose significant risks to the Company.

Concentration risk

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the nine months ended June 30, 2025, or the year ended September 30, 2024.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no pending lawsuits that could reasonably be expected to have a material effect on the results of its operations and there are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 14 — SUBSEQUENT EVENTS:

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2025, through the date when consolidated financial statements were issued, and has determined that, except as described below, it does not have any material subsequent events to disclose in these financial statements.

On July 17, 2025, AEM acquired the operating assets of AltcoinInvesting.co, a specialized digital asset research and publication delivering timely insights into emerging digital asset markets and blockchain ecosystems, in an all cash transaction.

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

We currently generate revenue from subscriptions to SentimenTrader. Cloud-based services allow our Users to access tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the subscription term beginning on the commencement date of each subscription, which is the date our cloud-based software is first made available to a User. Subscription agreements generally have terms of one month and one year. For the three and nine months ended June 30, 2025, our total revenue were approximately $342,411 and $1,038,960 respectively. For the three and nine months ended June 30, 2024, our total revenue were approximately $356,688 and $1,087,321, respectively.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of our common stock at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares at the same public offering price. On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses.

On April 30, 2025, the Company incorporated a new subsidiary, Alpha Edge Media, Inc. (“AEM”), to support our expanding newsletter business. The newsletters published by AEM will target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening our overall coverage of securities, markets and exchanges. We believe the expansion of our newsletter business will complement the newsletters currently published through our SentimenTrader platform and enable us to continue to build brand authority, expand recurring engagement with our Users, generate new User engagement with SentimenTrader, and open up new revenue streams through potential advertisements, sponsorships, and premium content.

On May 22, 2025, the Company incorporated a new subsidiary, Aether Grid Inc. (“Aether Grid”), to house and support the growth of our suite of financial tools designed to empower our Users.

On June 6, 2025, the Company incorporated a new subsidiary, Aether Labs, Inc. (“Aether Labs”), to act as the arm of the Company that focuses on innovation and research and development of our fintech ecosystem, with a focus on proprietary analytics and AI-driven models.

We continue to focus on achieving our mission of establishing ourselves as a preeminent fintech information company dedicated to the development of smart platforms tailored to empower the investing community with actionable strategic insights. To this end, in addition to our establishing AEM to further develop our newsletter business and expand the securities, markets, and exchanges we currently cover, we are also actively exploring research and development initiatives to focus on advancing proprietary analytics and AI-driven models through Aether Labs, as well as the possibility of growth through acquisition of complementary tools and technologies that would enhance our platform’s capabilities and value to Users through Aether Grid.

Recent Developments

Acquisition of AltcoinInvesting.co

On July 17, 2025, we announced the acquisition of AltcoinInvesting.co (“Altcoin”), an online digital asset research newsletter. This acquisition marks our first entry into the growing and dynamic digital asset space, and together with our new bitcoin treasury strategy described below, demonstrates our belief and commitment to the digital asset market. Altcoin’s readership consists of investors and traders focused on altcoin (meaning cryptocurrencies, tokens and other digital assets), decentralized finance and emerging blockchain ecosystems. While Altcoin is relatively small, we believe the acquisition of Altcoin and its coverage of digital assets will provides us with a launching point into new and topical asset classes that we believe our Users will find of interest, and that we ourselves find of interest (see “New Bitcoin Treasury Strategy” below. We also believe Altcoin will complement the equity securities-focused financial newsletters published on our SentimenTrader platform. Altcoin also allows AEM to address what we believe to be a growing demand from financial newsletter consumers for actionable information and strategies regarding digital assets. AEM purchased the operating assets (including subscriber list) of Altcoin for relatively nominal cash consideration.

Dispute with Director David Mandel

Our management is currently engaged in an evolving disagreement with Mr. David Mandel, a member of our board of directors. On July 18, 2025, our board of directors received an email notification from Mr. Mandel wherein he alleged that he was promised the position of Chief Executive Officer of the Company with associated compensation of an annual salary of $220,000 and seven percent (7%) of the outstanding common stock of the Company, subject to a vesting schedule over a three-year period. Our management firmly denies these allegations, rejects the premise that any agreement related to the subject matter of the allegations was ever entered into, and does not believe that any related legal claim, if brought, would hold merit or be valid.

New Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Summary

On July 18, 2025, our Board of Directors approved the adoption of a new treasury strategy for the Company, which primarily consists of holding the majority our liquid assets in bitcoin. We currently intend to fund our initial acquisition of bitcoin with the proceeds of a public offering of our securities, for which we have filed a registration statement on Form S-1 (File No. 333-288788) (the “Follow-on Offering”); however, there can be no assurances that we will complete such an offering on the terms currently contemplated, on less-favorable terms, or at all. If we do not complete the Follow-on Offering, we intend to pursue other capital raising opportunities to finance our initial acquisition of bitcoin.

This section summarizes our current acquisition strategy for bitcoin, including our trading execution, custody, storage, and accounting considerations. We reserve the right to update and alter our acquisition strategy from time to time. We view bitcoin as a reliable store of value and a compelling investment. We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is often compared to gold, which has been viewed as a dependable store of value throughout history. Gold’s value has appreciated substantially over time. For example, 25 years ago, the price of gold was approximately $500 per ounce. In 2024, the price of gold traded higher than $2,750 per ounce. As of December 31, 2024, the total market capitalization of gold was approximately $18.0 trillion compared to approximately $1.9 trillion for bitcoin. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $120,000 per bitcoin on Coinbase in the 12 months preceding the date of this Quarterly Report. More recently, between June 30, 2025, and July 31, 2025, bitcoin has traded above $120,000 per bitcoin and below $110,000 per bitcoin on Coinbase. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins and approximately 94% of its supply already exists. We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it preferable to gold, which, as noted above, has a market capitalization approximately nine times higher than the market capitalization of bitcoin as of December 31, 2024. We believe that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we currently have no plans to purchase cryptocurrency assets other than bitcoin; however, we will continue to evaluate our treasury strategy and the merits of other crypto currencies and digital assets which the SEC has determined are not securities. See the section below entitled “Risk Factors — Risks Related to our Bitcoin Treasury Strategy and Holdings.”

Institutionalization of Bitcoin

We are encouraged by the growing global acceptance and “institutionalization” of bitcoin – reflected by the January 2024 Securities and Exchange Commission, or SEC, approval of 11 bitcoin exchange-traded funds. Since January 2024, these funds have reported billions of dollars of net inflows, with investments from a large number of institutions, including global banks, pensions, endowments and registered investment advisors. According to Bitcoin Magazine, as of April 25, 2025, it was estimated that more than 8% of all bitcoins are now held by institutions.

Our Decision to Adopt Bitcoin as Our Primary Reserve Strategy

Our board of directors and senior management have been examining potential uses of cash, including acquisitions and strategic partnerships. After studying various alternatives, we decided that investing in bitcoin is currently the best use of our excess cash. Bitcoin will be our principal treasury holding on an ongoing basis, subject to market conditions, our anticipated cash needs, and our ability to raise sufficient capital to finance our initial acquisition of bitcoin. As we embark on our new bitcoin acquisition strategy, our board intends to proactively evaluate our use of cash, ensuring we maintain adequate working capital.

We intend to use a phased approach, purchasing bitcoin over time rather than large block purchases, for both our initial acquisition of bitcoin, which we currently intend to fund with the proceeds of the Follow-on Offering, and for our continued acquisition of bitcoin, so that we can mitigate the risk of purchasing in unfavorable market conditions and so that we can execute on certain strategic decisions from time to time. Other than acquiring bitcoin with the anticipated proceeds from the Follow-on Offering, which we may be unable to complete on the terms currently contemplated, on less-favorable terms, or at all, and our liquid assets that exceed working capital requirements, our bitcoin treasury strategy also involves issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin from time to time, and subject to market conditions, and entering into certain hedging transactions, including the purchase by us of bitcoin put options and call options, to mitigate our exposure to fluctuations in the price of bitcoin. We view bitcoin as a core holding and while we expect to accumulate more bitcoin in the future, we have made no commitment to do so as of the date of this Quarterly Report, other than as described in the Follow-on Offering, if we are successful in consummating such offering. This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management (which may include debt repayment, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using our bitcoin holdings. At this time, we do not have a specific policy governing the percentage of our treasury holdings that will be bitcoin.

Accounting

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets, including bitcoin holdings, to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the bitcoin protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the bitcoin blockchain, on which bitcoin holdings and all validated transactions that have ever taken place on the bitcoin network are recorded. Balances of bitcoin are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of bitcoin. The bitcoin blockchain can be updated without any single entity owning or operating the network.

Creation of New Bitcoin and Limits on Supply

New bitcoin is created and allocated by the bitcoin protocol through a “mining” process that rewards users that validate transactions in the bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.” To incentivize miners to incur the costs of mining bitcoin, the bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated bitcoin.

The bitcoin protocol limits the total number of bitcoin that can be generated over time to 21 million. As part of bitcoin’s coin issuance, miners are rewarded a certain amount of bitcoins whenever a block is produced. When bitcoin first started, 50 bitcoins per block were given as a reward to miners. After every 210,000 blocks are mined (approximately every four years), the block reward halves and will keep on halving until the block reward per block becomes 0 (approximately by year 2140). The block reward as of April 2024 is 3.125 coins per block and will decrease to 1.5625 coins per block post halving.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintain the code for the bitcoin protocol as well as various bitcoin end-user software, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which individual network participants, called miners or nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the bitcoin protocol only if the proposed changes are accepted by participants collectively having the most processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place and participants can choose the version of the software they want to run.

Forked or Airdropped Asset Policy

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped bitcoin by virtue of bitcoins that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, the bitcoin network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold bitcoin and direct attacks on the network, like “51% attacks” or “denial-of-service attacks” on the bitcoin protocol.

Bitcoin is designed to be controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. Private keys used to access bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding bitcoin. See “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin” below.

A “51% attack” may occur when a group of miners attain more than 50% of the bitcoin network’s mining power, thereby enabling them to control the bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin. See “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” below.

Bitcoin Industry Participants

The primary bitcoin industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, advisors, brokers, payment processors, wallet providers and financial institutions.

Miners. Miners range from bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine bitcoin blocks. See “—Creation of New Bitcoin and Limits on Supply” above.

Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives. On January 10, 2024, the SEC issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products, or ETPs on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin” below.

Service providers. Service providers offer a multitude of services to other participants in the bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by bitcoin collateral, and financial advisory services. If adoption of the bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the bitcoin network.

Other Digital Assets

As of the date of this Quarterly Report, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a peg to a reference price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of July 1, 2025, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency, or CBDC, project was made available to consumers in January 2022, and governments including the United States and the European Union have been discussing the potential creation of new CBDCs. For a discussion of risks relating to the emergence of other digital assets, see “Risk Factors —Risks Related to Our Bitcoin Treasury Strategy and Holdings—The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations” below.

Execution of Bitcoin Transactions

We initially intend to purchase bitcoin in phases through a single trade execution or liquidity provider; however, in the future we may purchase bitcoin through multiple bitcoin liquidity providers who may also serve as custodians of our bitcoin. We may also in the future acquire or dispose of bitcoin via trade orders executed on exchanges such as Coinbase. Our liquidity providers and custodians (our “BTC Service Providers”), are regulated and licensed entities that operate under high security, regulatory, audit and governance standards.

In selecting our liquidity providers, we will evaluate regulatory status, pricing, annual trading volume, security and customer service. We will also leverage the due diligence we conduct in connection with our custodial arrangements when conducting due diligence on our liquidity providers. We intend for our agreements with our liquidity providers to be non-exclusive, able to be terminated by us at any time, not impose any requirements for minimum purchases or volumes with such providers, and generally provide that we are responsible for the costs associated with transfers of bitcoin.

We also intend to engage a third-party investment advisor with expertise in digital assets and alternative investment strategies. We expect the advisor to primarily assist us in evaluating the timing of our acquisitions of bitcoin, construction of our portfolio, and implementing hedging strategies aligned with our treasury and risk management policies. We currently anticipate that the advisor will serve in a non-discretionary capacity, providing recommendations to us that would be subject to internal approval prior to execution. We also do not currently expect the advisor to serve as our liquidity provider or custodian. Those functions will be handled separately through institutional-grade counterparties which we will select based upon their security infrastructure, regulatory compliance and reputation. We expect the advisor to support our ongoing portfolio management, while providing market analysis and periodic rebalancing recommendations.

Custody of our Bitcoin

We intend to hold all of our bitcoin in custodial accounts at U.S.-based, institutional-grade custodians (who may hold our bitcoin in the United States or other territories) that have demonstrated records of regulatory compliance and information security. Our custodians may also serve as liquidity providers. As we execute on our strategy, we intend to include additional custodians.

We will select our custodians after undertaking a due diligence process pursuant to which we evaluate, among other things, the quality of their security protocols, including the multifactor and other authentication procedures designed to safekeep our bitcoin that they may employ, as well as other security, regulatory, audit and governance standards. We intend for our custodians to be required to hold our bitcoin in trust for our benefit in segregated accounts which are not commingled with their assets or the assets of their affiliates or other clients. Should we enter into custodial agreements with additional custodians, such agreements may not prohibit such custodians from commingling our bitcoin with the digital assets of others. Our current custodial agreement provides for storage of our bitcoin in accordance with our instructions, which could include offline, or “cold” storage or in an online “hot” wallet. Cold storage is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks.

Our custodians have access to the private key information associated with our bitcoin, or private keys, and they deploy security measures to secure our bitcoin holdings such as advanced encryption technologies, multi-factor identification, and a policy of storing our private keys in redundant, secure and geographically dispersed facilities. We never store, view or directly access our private keys. The operational procedures of our custodians are reviewed periodically by third-party advisors. All movement of our bitcoin by our custodians is coordinated, monitored and audited. Our custodians’ procedures to prove control over the digital assets they hold in custody are also examined by their auditors. Additionally, we intend to periodically verify our bitcoin holdings by reconciling our custodial service ledgers to the public blockchain. We intend for our custodial agreements to be terminable by us at any time, for any or no reason, upon advance notice given to the custodian.

Our liquidity providers, acting as our agents, will execute trades of bitcoin on our behalf using a price, formula or method of determining price as we may request. Our liquidity providers will execute trades based on the best possible terms reasonably available, taking into consideration all relevant facts and circumstances. As our agents, our liquidity providers will use their discretion to select the counterparties to the transactions as well as the trading venues and platforms on which they execute trades on our behalf, and they may execute trades via cryptocurrency exchanges or in over-the-counter transactions. Our liquidity providers have policies and procedures in place pursuant to which they conduct trades with institutions that possess licenses or registrations to the extent required by their activities and have been AML/KYC approved pursuant to our liquidity providers’ internal programs.

Risk Mitigation Practices Related to Our Liquidity and Custodial Arrangements

We believe that our primary counterparty risk with respect to holding bitcoin will be performance obligations under the various custody arrangements we will enter into. We intend to custody our bitcoin with multiple custodians in the future to diversify our potential risk exposure to any one custodian. Our custodial services contracts will not restrict our ability to reallocate our bitcoin among our custodians or require us to hold a minimum amount of bitcoin with any particular custodian. Our bitcoin holdings will likely be concentrated with a single custodian initially and from time to time, particularly as we negotiate new arrangements or move our assets among our various service providers.

As regulated entities, our current and future BTC Service Providers have policies, procedures and controls designed to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as state Anti-Money Laundering, or AML laws. Pursuant to these policies, procedures and controls, our BTC Service Providers use information systems developed in-house and by third-party vendors to conduct know your customer, or KYC, identification verification, background checks and other due diligence on counterparties and customers, and on the affiliates, related persons and authorized representatives of their customers, and to screen these parties against published sanctions lists. These checks may, where appropriate, assess financial strength, reputation, trading capabilities and other risks that may be associated with a given customer or counterparty. Our BTC Service Providers perform these checks and screenings during initial onboarding or in advance of a transaction, as applicable, and periodically thereafter, particularly when the sanctions lists that they monitor are updated. Our BTC Service Providers also utilize systems that monitor and screen blockchain transactions and digital wallet addresses in their efforts to detect and report suspicious or unlawful activity.

Our due diligence process when selecting BTC Service Providers involves giving consideration to their reputation and security level, confirming their internal compliance with applicable laws and regulations and ensuring their undertakings of contractual obligations on compliance. As part of our review process, we intend to obtain and review our custodians’ services organization controls reports if available.We expect to conduct supplemental due diligence when we believe it is warranted by market circumstances or otherwise.

Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Additionally, the bitcoin we will hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Regardless of the efforts we have made to securely store and safeguard assets, there can be no assurance that our crypto assets will not be subject to loss or other misappropriation. Although our current custodian carries insurance policies with policy limits ranging from $1 million to $100 million to cover losses for commercial crimes such as asset theft and other covered losses, such policy limits would be shared among all of their affected customers and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). As such, the insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that our custodians will maintain such insurance policies or that such policies will cover any or all of our losses with respect to our bitcoin. For a discussion of risks relating to the custody of our bitcoin, see “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Our bitcoin treasury strategy exposes us to various risks associated with bitcoin,” and “—Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties” below.

Potential Advantages and Disadvantages of Holding Bitcoin

We believe that bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. See “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected” below.

In addition, the bitcoin network relies on open-source developers to maintain and improve the bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software. Unless and until a forked asset is deemed by our custodians to be an eligible asset, we may not immediately or ever have the ability to withdraw a forked asset.

We believe that in the context of the economic uncertainty precipitated by escalating geopolitical tensions and central banks having adopted inflationary measures at various times in recent history, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, bitcoin represents an attractive store of value, and that opportunity for appreciation in the value of bitcoin exists in the event that such factors lead to more widespread adoption of the use and acceptance of bitcoin and the adoption of bitcoin as a treasury reserve alternative by institutions. To the extent our treasury reserve is not held in bitcoin, we intend to invest in short- and intermediate- term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. federal government.

Financial Highlights

The following table presents the revenue, cost of sales, gross margin and the net cash provided by or used in operating activities for the nine months ended June 30, 2025 and 2024.

	Nine Months ended
	June 30,
	2025	2024	% Change

Revenue	$1,038,960	$1,087,321	(4.4)%
Cost of sales	$320,360	$333,145	(3.8)%
Gross profit margin	69.2%	69.4%	(0.3)%
Net cash used in operating activities	$(1,998,095)	$(303,332)	558.72%

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

Investing in Our Platform and Product Offerings

We have a history of, and plan to continue investing significantly in, delivering innovative products, features and functionality targeted at our core User base. The market opportunity for our core services of providing proprietary research analytics, data, and tools for equity traders through a flagship platform continues to expand and we intend to make targeted investments to expand this revenue. Beyond the SentimenTrader platform, we continue to see large growth opportunities in U.S. markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years. In addition, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate User acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our expansive market opportunity.

Increasing Importance of AI

Our future success depends in large part on the continuing adoption of AI, proliferation of retail investors and the increasing importance of research, all of which are driving the adoption of our equity research platform. We believe our market opportunity is large and that these factors will continue to drive our growth.

Research and Development

During the quarter, the Company’s research and development activities were primarily focused on building and testing the core components of the XYZ Terminal platform. Key efforts included:

●	Platform Architecture and Data Integration: Development of the system framework and integration of real-time market data feeds, automated aggregation of regulatory and corporate disclosures, and the implementation of third-party financial data services.

●	AI and Quantitative Modeling: Design and prototyping of large language model (LLM)–based tools for conversational financial queries, as well as predictive analytics modules to assist users in identifying market opportunities.

●	User Interface Development: Enhancement of the web-based dashboard for speed, navigation, and customization, with parallel design work for mobile platforms.

●	Administrative and Monetization Systems: Integration of subscription billing capabilities, role-based access controls, and administrative analytics dashboards.

Research and development expenditures for the period primarily consisted of personnel costs, third-party software licensing, market data subscriptions, and cloud infrastructure expenses. Management expects research and development work on XYZ Terminal to continue in subsequent periods, with commercialization targeted following the completion of the initial feature set.

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

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Free Subscribers	695	216	221.8%	1,288	5,301	(75.7)%
Average conversion rate from free to paid subscribers	11.68%	24.07%	(51.45)%	19.26%	25.97%	(25.83)%
Paid Subscribers	2,352	2,402	(2.1)%	2,356	2,976	(20.8)%
Average Revenue Per User (“ARPU”)	$146	$148	(1.9)%	$441	$365	20.7%
Total Revenue	$342,411	$356,688	(4.0)%	$1,038,960	$1,087,321	(4.4)%

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

The number of Free Subscribers decreased by 4,013, or 75.7%, from 5,301 for the nine months ended June 30, 2024 to 1288 for the nine months ended June 30, 2025. This decline was primarily due to the limited number of marketing campaigns for free subscriptions during the nine months ended June 30, 2025, compared to the large-scale marketing campaigns conducted throughout the nine months ended June 30, 2024. The marketing campaigns in fiscal 2024 took place in October 2023, attracting 4,450 Free Subscribers. After this campaign, we shifted our focus to developing strategies aimed at improving Average Revenue Per User (“ARPU”) and facilitating subscription plan migrations.

The number of Free Subscribers increased by 479, or 221.8%, from 216 for the three months ended June 30, 2024, to 695 for the three months ended June 30, 2025. The increase in number of Free Subscribers could be attributed to the increased brand awareness driven by the recent marketing advertising and marketing campaigns.

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

Paid Subscribers

“Paid Subscribers” are defined as the number of monthly average Users with paid subscriptions during the period or year. We view the number of Paid Subscribers at the end of a given period as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting Free Subscribers to Paid Subscribers and generating direct-to-paid Paid Subscribers. We grow our Paid Subscriber base through performance marketing directly to prospective and existing Users across a variety of media, channels, and platforms. Management anticipates the conversion rate will increase as the business continues to evolve.

Paid Subscribers decreased by 620, or 20.8%, from 2,976 for the nine months ended June 30, 2024 to 2,356 for the nine months ended June 30, 2025. This decline was largely driven by the expiration of a targeted promotional campaign that began in October 2023, which resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the effect of this promotional boost, the normalized Paid Subscribers for the nine months ended June 30, 2024, was approximately 2,481. For the three months ended June 30, 2025, the decrease in Paid Subscribers was similarly attributable to the absence of this promotional campaign. The increase in new subscriber sign-ups in October 2023 contributed to higher conversion rates and a corresponding increase in paid subscribers for the three months ended June 30, 2024. These reflected the slight decrease in Paid Subscribers for the three and nine months ended June 30, 2025.

The average conversion rate was approximately 19.26% and 25.97% for the nine months ended June 30, 2025 and 2024, respectively. The average conversion rate was approximately 11.68% and 24.07% for the three months ended June 30, 2025 and 2024, respectively. The lower conversion rates for the three and nine months ended June 30, 2025, was attributable to the absence of a large-scale promotional campaign. The campaign held in October 2023 attracted a large volume of new subscribers, resulting in a partial conversion to paid plans in the following months, temporarily boosting conversion metrics during the comparative periods. Additionally, during fiscal 2024, we experienced challenges associated with subscription plan migrations and identified technical issues related to billing information. These factors contributed to customer attrition and further pressure on the conversion rate.

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

ARPU increased by $76, or 20.7%, to $441 for the nine months ended June 30, 2025, as compared to $365 for the nine months ended June 30, 2024. This increase was primarily attributable to the promotional campaign conducted in October 2023, which resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the impact of this promotion, the normalized Paid Subscribers for the nine months ended June 30, 2024, was approximately 2,481. Based on the normalized number of Paid Subscribers, ARPU would have increased to $438. The ARPU was comparable for the nine months ended June 30, 2025 and 2024.

ARPU was $146 and $148 for the three months ended June 30, 2025 and 2024, respectively. The ARPU was comparable subsequent to the promotional campaign held in October 2023.

Revenue

Our revenue is generated from providing online subscription services. Revenue is generally recognized ratably over the contract term, starting from the commencement date of each contract, which is the date our cloud-based software is made available to customers and collection is reasonably assured.

Revenue decreased by $48,361, or 4.4%, from $1,087,321 for the nine months ended June 30, 2024, to $1,038,960 for the nine months ended June 30, 2025. This decrease was primarily due to a decrease in Paid Subscribers. In October 2023, we conducted a promotional campaign that resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the impact of this promotion, the normalized Paid Subscribers for the nine months ended June 30, 2024, was approximately 2,481, compared to 2,356 for the nine months ended June 30, 2025.

Total revenue decreased by $14,277, or 4%, from $356,688 in the three months ended June 30, 2024 to $342,411 in the three months ended June 30, 2025. The decrease in revenue was principally due to the decrease in the average number of paid subscribers from 2,402 for the three months ended June 30, 2024 to 2,352 for the three months ended June 30, 2025.

Results of Operations

For the Three and Nine Months Ended June 30, 2025 and 2024

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

Nine months ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

	For the Nine months ended June 30,
	2025		2024		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)

Sales	$1,038,960	100.0%	$1,087,321	100.0%	$(48,361)	(4.4)%
Cost of sales	320,360	30.8%	333,145	30.6%	(12,785)	(3.8)%
Gross profit	718,600	69.2%	754,176	69.4%	(35,576)	(4.7)%
Operating expenses
Selling expenses	221,848	21.4%	102,642	9.4%	119,206	116.1%
General and administrative expenses	2,257,503	217.3%	1,226,606	112.8%	1,030,897	84.0%
Total operating expenses	2,479,351	238.6%	1,329,248	122.2%	1,150,103	86.5%

Non-Operating Income
Interest Income	47,845	4.6%	-	-	47,845	-

Loss before income taxes	(1,712,906)	(164.9)%	(575,072)	(52.9)%	(1,137,834)	197.9%
Provision for income taxes	(5,298)	(0.5)%	-	-	(5,298)	-
Net loss and comprehensive loss	$(1,718,204)	(165.4)%	$(575,072)	(52.9)%	$(1,143,132)	198.8%

Revenue

Our revenue decreased by $48,361, or 4.4%, from $1,087,321 for the nine months ended June 30, 2024, to $1,038,960 for the nine months ended June 30, 2025. This decrease was primarily due to a decrease in normalized Paid Subscribers. In October 2023, we conducted a promotional campaign that resulted in the sale of 1-month subscription packages to approximately 4,450 new subscribers. Excluding the impact of this promotion, the normalized Paid Subscribers for the nine months ended June 30, 2024, was approximately 2,481, compared to 2,356 for the nine months ended June 30, 2025.

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

Gross profit and Costs of Sales

Cost of sales mainly include the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and analyst salaries. Cost of sales decreased by $12,785, or 3.8%, from $333,145 in the nine months ended June 30, 2024, to $320,360 in the nine months ended June 30, 2025. The decrease was mainly driven by the decrease in the number of our user subscriptions for Bloomberg access.

Gross profit decreased by $35,576, or 4.7%, from $754,176 in the nine months ended June 30, 2024 to $718,600 in the nine months ended June 30, 2025. The decrease in gross profit was mainly due to the decrease in the revenue due to less user subscriptions.

Our gross profit margin was 69.2% in the nine months ended June 30, 2025, as compared with 69.4% in the nine months ended June 30, 2024. The decrease in gross profit margin was primarily attributable to the combined impact of the decrease in subscription revenue.

Our cost and gross profit are as follows:

	For the Nine months ended June 30, 2025			For the Nine months ended June 30, 2024
Category	Cost of sales	Gross profit	Gross profit %	Cost of sales	Gross profit	Gross profit %	Variance in Cost of sales	Variance in gross profit	Variance in gross profit %

Subscription service	$320,360	$718,600	69.2%	$333,145	$754,176	69.4%	$(12,785)	$(35,576)	(4.7)%
Total	$320,360	$718,600	69.2%	$333,145	$754,176	69.4%	$(12,785)	$(35,576)	(4.7)%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. Expenses increased by $119,206 or 116.1%, from $102,642 for the nine months ended June 30, 2024, to $221,848 for the nine months ended June 30, 2025, representing 21.4% and 9.4% of our total revenue for the nine months ended June 30, 2025 and 2024, respectively. The increase in selling and marketing costs was primarily attributable to IPO related activities.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, office expenses, software development expenses, travel and entertainment expenses and amortization expenses. Our general and administrative expenses represented 217.3% and 112.8% of our total revenue for the nine months ended June 30, 2025 and 2024, respectively. General and administrative expenses increased by $1,030,897, or 84.0%, from $1,266,606 for the nine months ended June 30, 2024, to $2,257,503 for the nine months ended June 30, 2025. The increase was mainly due to the increase in professional fees and executive and director compensation.

Our legal and professional fees increased by $434,408 or 48.2%, from $901,310 for the nine months ended June 30, 2024, to $1,335,718 for the nine months ended June 30, 2025, representing 59.2% and 73.5% of our total general and administrative expenses for the nine months ended June 30, 2025 and 2024, respectively. The increase was mainly due to the increase in accounting and consulting fees for the IPO.

Our salaries and benefits, including executive officers and directors’ compensation, increased by $387,539 or 199.6%, from $194,172 for the nine months ended June 30, 2024, to $581,711 for the nine months ended June 30, 2025, representing 25.8% and 15.8% of our total general and administrative expenses for the nine months ended June 30, 2025 and 2024, respectively. The increase was mainly due to the appointment of several executive officers from April to August 2024.

Loss before income tax

We had a loss before income taxes of $1,712,906 for the nine months ended June 30, 2025, and loss before income taxes of $575,072 for the nine months ended June 30, 2024. The loss was primarily attributable to the net impact of the increase in operating expenses and the decrease in gross profit.

Provision for income taxes

We had provision for income taxes of $5,298 for the nine months ended June 30, 2025 related to Minnesota Tax.

Net loss and comprehensive loss

We had a net loss and comprehensive loss of $1,718,204 for the nine months ended June 30, 2025 and net loss and comprehensive loss of $575,072 for the nine months ended June 30, 2024, respectively. The loss was primarily attributable to the increase in general and administrative expenses and the decrease in gross profit. The discussion regarding the increase in general and administrative expenses and the decrease in gross profit are covered in the sections above.

Three Months ended June 30, 2025 Compared to Three Months ended June 30, 2024

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended June 30,
	2025		2024		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)

Sales	$342,411	100.0%	$356,688	100.0%	$(14,277)	(4.0)%
Cost of sales	103,186	30.1%	110,261	30.9%	(7,075)	(6.4)%
Gross profit	239,225	69.9%	246,427	69.1%	(7,202)	(1.1)%
Operating expenses
Selling expenses	143,181	41.8%	22,303	6.3%	120,878	542.0%
General and administrative expenses	1,149,713	335.8%	522,982	146.6%	626,731	119.8%
Total operating expenses	1,292,864	377.6%	545,285	152.9%	747,609	137.1%

Non-Operating Income
Interest Income	47,845	14.0%			47,845

Loss before income taxes	(1,005,824)	(293.7)%	(298,858)	(83.8)%	(706,966)	236.6%
Provision for income taxes	-	-	-	-	-	-
Net loss and comprehensive loss	$(1,005,824)	(293.7)%	$(298,858)	(83.8)%	$(706,966)	236.6%

Revenue

Our revenue decreased by $14,277, or 4%, from $356,688 in the three months ended June 30, 2024, to $342,411 in the three months ended June 30, 2025. The decrease in revenue was principally due to the decrease in the average number of Paid Subscribers from 2,402 for the three months ended June 30, 2024, to 2,352 for the three months ended June 30, 2025.

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

Gross profit and Costs of Sales

Cost of sales mainly includes the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and the analyst salaries. Cost of sales decreased by $7,075, or 6.4%, from $110,261 in the three months ended June 30, 2024, to $103,186 in the three months ended June 30, 2025.

Gross profit decreased by $7,202, or 1.1%, from $246,427 in the three months ended June 30, 2024, to $239,225 in the three months ended June 30, 2025. The decrease in gross profit was mainly due to the decrease in subscription revenue as discussed above.

Gross profit margin was 69.9% in the three months ended June 30, 2025, as compared with 69.1% in the three months ended June 30, 2024. The increase in gross profit margin was primarily attributable to the decrease in cost of sales.

Our cost and gross profit are as follows:

	For the three months ended June 30, 2025			For the three months ended June 30, 2024
Category	Cost of sales	Gross profit	Gross profit %	Cost of sales	Gross profit	Gross profit %	Variance in Cost of sales	Variance in gross profit	Variance in gross profit %

Subscription service	$103,186	$239,225	69.9%	$110,261	$246,247	69.1%	$(7,075)	$(7,202)	(2.9)%
Total	$103,186	$239,225	69.9%	$110,261	$246,427	69.1%	$(7,075)	$(7,202)	(2.9)%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. It increased by $120,878 or 542.0%, from $22,303 for the three months ended June 30, 2024, to $143,181 for the three months ended June 30, 2025, representing 41.8% and 6.3% of our total revenue for the three months ended June 30, 2025 and 2024, respectively. The increase in selling and marketing expenses is mainly due to expenses incurred for the recent advertising and marketing campaigns during the three months ended June 30, 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, office expenses, software development expenses, travel and entertainment expenses and amortization expenses. Our general and administrative expenses represented 335.8% and 146.6% of our total revenue for the three months ended June 30, 2025, and 2024, respectively. General and administrative expenses increased by $626,731, or 119.8%, from $522,982 for the three months ended June 30, 2024, to $1,149,713 for the three months ended June 30, 2025. The increase was mainly due to an increase in executive and director compensation.

Our legal and professional fees increased by $334,165 or 88.1%, from $379,440 for the three months ended June 30, 2024, to $713,605 for the three months ended June 30, 2025, representing 62.1% and 72.6% of our total general and administrative expenses for the three months ended June 30, 2025, and 2024, respectively. The increase was mainly due to the increase in accounting and consulting fees related to our IPO.

Our salaries and benefits, including executive officers and directors’ compensation, increased by $123,266, or 118.8% from $103,760 for the three months ended June 30, 2024, to $227,026 for the three months ended June 30, 2025, representing 19.7% and 19.8% of our total general and administrative expenses for the three months ended June 30, 2025, and 2024, respectively. The increase was mainly due to the appointment of several executive officers from April to August 2024.

Loss before income tax

We had a loss before income taxes of $1,005,824 and $298,858 for the three months ended June 30, 2025 and 2024, respectively. The increase in loss was primarily attributable to the decrease in gross profit and the increase in general and administrative expenses. The discussion regarding the decrease in gross profit and the increase in general and administrative expenses are covered in the sections above.

Provision for income taxes

We had no provision for income taxes for the three months ended June 30, 2025 and 2024 as we had no assessable profits for both periods.

Net loss or comprehensive loss

We had a net loss and comprehensive loss of $1,005,824 and $298,858 for the three months ended June 30, 2025 and 2024, respectively. The increase in net loss was primarily attributable to the decrease in gross profit and the increase in operating expenses. The discussion regarding the decrease in gross profit and the increase in operating expense is covered in the sections above.

Cash Flow

For the Nine months ended June 30, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(1,998,095)	$(303,332)
Net cash used in investing activities	(9,575)	-
Net cash (used in) provided by financing activities	7,681,331	1,022,460
Net increase (decrease) in cash	5,673,661	719,128
Cash, beginning of the period	557,823	98,106
Cash, end of the period	$6,231,484	$817,234

Operating Activities

Net cash used in operating activities was $1,998,095 and $303,332 for the nine months ended June 30, 2025 and 2024, respectively. The increase in net cash used in operating activities was mainly attributable to the following factors:

●	Net loss of $1,718,204 for the nine months ended June 30, 2025, compared to a net loss of $575,072 for the nine months ended June 30, 2024;

●	Services in exchange for shares incurred $0 for the nine months ended June 30, 2025, compared to $222,919 for the nine months ended June 30, 2024;

●	Prepaid expenses increased by $260,880 for the nine months ended June 30, 2025, compared to an increase of $26,282 for the nine months ended June 30, 2024;

●	Accounts payable and accrued liabilities increased by $150,332 for the nine months ended June 30, 2025, compared to a decrease of $29,397 for the nine months ended June 30, 2024;

●	Contract liabilities increased by $15,786 for the nine months ended June 30, 2025, compared to the increase of $36,136 for the nine months ended June 30, 2024; and

●	The amounts due to related party decrease by $186,786 for the nine months ended June 30, 2025, compared to the increase of$66,793 for the nine months ended June 30, 2024

Investing Activities

Net cash used in investing activities was $9,575 for the nine months ended June 30, 2025 and $0 for 2024, attributable mainly to increase in advance payment by $9,000 and asset purchase of $575 for the nine months ended June 30, 2025, compared to no such amount for the nine months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $7,681,331 for the nine months ended June 30, 2025. Net cash provided by financing activities was $1,022,460 for the nine months ended June 30, 2024. The net cash provided by financing activities for the nine months ended June 30, 2025, was attributable to decrease in deferred offering costs of $44,019 and net proceeds from share issuance in the IPO of $7,725,350.

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

Working Capital

As of June 30, 2025, our current assets were $6,511,650 which includes cash of $6,231,484 and prepaid expenses of $280,166. Our current liabilities were $582,693 which includes trade payables and accrued liabilities of $181,664, amounts due to related parties of $5,166, and contract liabilities of $395,863. The resulting positive working capital was $5,928,957. No dividends were declared and paid to the shareholders for the nine months period ended June 30, 2025.

As of September 30, 2024, our current assets totaled $716,126, which included cash of $557,823, prepaid expenses of $19,286, and deferred offering costs of $139,017. Our current liabilities amounted to $603,361, which consisted of trade payables and accrued liabilities of $31,332, amounts due to related parties of $191,952, and contract liabilities of $380,077. This resulted in positive working capital of $112,765. No dividends were declared or paid to shareholders for the year ended September 30, 2024.

Our available cash resources currently consist of the net proceeds from our April 2025 IPO and cash generated from our business. We estimate that we will be able to conduct our planned operations using currently available capital resources for at least the next 12 months. However, in order to meet our growth expectations, we will need to raise funds beyond our current working capital balance in order to finance future development of services and meet any debt obligations until such time as future profitable revenues are achieved. We completed our IPO on April 11, 2025 and closed the IPO Over-Allotment Option on April 16, 2025, which generated aggregate gross proceeds of $8,901,000. We believe that the successful completion of the IPO has significantly improved our liquidity and financial position. We will seek to fund our operations for the next 12 months with the proceeds raised in our IPO, and if needed, through additional public and private offerings of securities.

Capital Expenditures

We spent $575 for purchase of property and equipment for the period ended June 30, 2025, consisting of office equipment.

Contractual Obligations

As of June 30, 2025, and as of September 30, 2024, we don’t have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources for the three and nine months ended June 30, 2025 and 2024.

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

We are currently not involved in any legal proceedings which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, we are voluntarily providing risk factor updates as described in this Item 1A.

For our current risk factors relating to our operations, other than as set forth below, see the section entitled “Risk Factors” contained in our Registration Statement on Form S-1 (File No. 333-284081), as amended and declared effective by the SEC on April 9, 2025.

Risks Related to Our Business, Strategy and Industry

Our management is currently in a dispute with one of our directors. If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company, and adversely affect our stock price.

Our management is currently engaged in an evolving disagreement with Mr. David Mandel, a member of our board of directors, relating to Mr. Mandel allegedly having been promised the position of Chief Executive Officer of the Company with associated compensation of an annual salary of $220,000 and seven percent (7%) of the outstanding common stock of the Company, subject to a vesting schedule over a three-year period. Our management firmly denies these allegations, rejects the premise that any agreement related to the subject matter of the allegations was ever entered into, and does not believe that any related legal claim, if brought, would hold merit or be valid. If a legal claim is brought against us by Mr. Mandel, defending such a claim could cause us to incur significant expenses and consume large amounts of our management’s time and attention. If Mr. Mandel were to prevail, an adverse ruling on such a claim could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Dispute with Director David Mandel” for additional information regarding the dispute.

Our board of directors has initiated an internal investigation to review assertions that our Chief Executive Officer and Chairman, Nicolas Lin, did not disclose an affiliation with a stockholder of our Company. As a result of or in connection with the matters that are the subject of the investigation, we may become subject to certain regulatory scrutiny or legal claims. We also may incur substantial costs in connection with the internal investigation, which could have a material adverse effect on our business, financial condition and results of operations.

On July 23, 2025, our board of directors (the “Board”) was made aware of certain assertions that Nicolas Lin, our Chief Executive Officer and Chairman, did not disclose an affiliation with one of our shareholders, 28 Ventures Aether, A Series of 28 Ventures Master Fund LLC (“28 Ventures Aether”). In response, the Board, through the Company’s counsel, initiated an investigation (the “Investigation”) into, among other things, whether Mr. Lin has beneficial ownership of, or voting or dispositive control over, the shares of our common stock held by 28 Ventures Aether.

The Investigation is ongoing. The Board has received confirmation that all the shares of our common stock held by 28 Ventures Aether as of the date of our IPO are still owned by 28 Ventures Aether and are held in its brokerage account. The Board has not yet reached conclusions and has not obtained sufficient executed documentation to verify ownership or control of 28 Ventures Aether or 28 Ventures Master Fund LLC. The Board has formed a special committee comprised of two non-management directors, Justin Molander and Timothy Murphy, to oversee and continue the Investigation. The Investigation has caused us to incur, and for so long as it is ongoing we expect to continue to incur, increased professional costs and has diverted our management resources. If during the course of the Investigation, it is found that Mr. Lin is an affiliate of 28 Ventures Aether, or that he otherwise has dispositive control over the shares of our common stock owned by 28 Ventures Aether, we may be exposed to regulatory scrutiny by Nasdaq or the SEC, including, but not limited to, possible inquiries, investigations or enforcement actions, which could be costly, burdensome to our management, and could adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in any adverse determinations, it potentially could create negative publicity and give rise to third-party litigation or other actions, which also could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Bitcoin Treasury Strategy and Holdings

Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.

Our bitcoin treasury strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $110,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this Quarterly Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. We intend to engage in hedging strategies from time to time as part of our treasury management operations if deemed appropriate.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our common stock. See “—Our historical financial statements do not reflect our acquisition of bitcoin, the fact the our bitcoin holdings will be the substantial majority of our assets, or the potential variability in earnings that we may experience in the future relating to our bitcoin holdings” below.

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We will need to continually examine the risks and rewards of our recently adopted bitcoin treasury strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we intend to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently plan to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively affected by any disruptions in the crypto market and, if liquidated, the value of the collateral would not reflect potential gains in the market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due to the volatility in the price of bitcoin, the adoption of ASU 2023-08 could have a material impact on our financial results in future periods, increase the volatility of our financial results, affect the carrying value of our bitcoin on our balance sheet, and could result in tax-related adjustments, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of bitcoin;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, digital asset exchange FTX Trading’s freezing of withdrawals and transfers from its accounts in 2022;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market in 2023 as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;

●	transaction congestion and fees associated with processing transactions on the bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect our acquisition of bitcoin, the fact the our bitcoin holdings may be the substantial majority of our assets, or the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not reflect our intended acquisition of bitcoin, that our bitcoin holdings may comprise a majority of our total assets, or the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin, given our possible asset concentration. The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We expect to determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and will be required to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings, amplified by our asset concentration in bitcoin, and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Because we intend to purchase bitcoin in future periods and increase our overall holdings of bitcoin over time, we expect that the proportion of our total assets that will be represented by our bitcoin holdings will increase over time. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot bitcoin ETPs may adversely affect the market price of our common stock.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, or NAV, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of approximately $4.6 billion on the first trading day. To the extent investors view our common stock as providing exposure to bitcoin, it is possible that the value of our common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our common stock.

Although we are an operating company providing financial technology tools and newsletters, and we believe we offer a different value proposition than a passive bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including Regulation M, and other securities laws, which enable spot bitcoin ETPs to continuously align the value of their shares to the price of the underlying bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles that offer economic exposure to bitcoin, such as bitcoin futures ETFs and leveraged bitcoin futures ETFs, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot bitcoin ETPs on U.S. national securities exchanges could have a material adverse effect on the market price of our common stock.

Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many bitcoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. As the price of our common stock may be affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our bitcoin holdings will enhance the risks inherent in our bitcoin treasury strategy.

If we complete our planned acquisition of bitcoin, we expect that a substantial majority of our treasury holdings will be bitcoin, and that we may increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings will limit the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin treasury strategy. Any significant future declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the substantial majority of our cash may be concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this Quarterly Report, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this Quarterly Report, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our bitcoin holdings will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we will own will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We will hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time, including upon our initial acquisition of bitcoin. In light of the significant amount of bitcoin we intend to hold, we will continually evaluate the need to engage additional custodians. Additional custodians could achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, custodians discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our currently anticipated agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians will carry insurance policies to cover losses for commercial crimes and cyber and tech errors or omissions, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Quarterly Report.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

We expect our primary counterparty risk with respect to our bitcoin will be custodian performance obligations under the various custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “Risk Factors—Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our custodially-held bitcoin are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

A temporary or permanent blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” – where there is disagreement among the users about the rules of the network – can have a significant negative impact on value of the crypto asset.

The bitcoin has been subject to “forks” that resulted in the creation of new networks, including bitcoin cash ABC, bitcoin cash SV, bitcoin diamond, bitcoin gold and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the crypto assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of bitcoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the bitcoin cash and bitcoin cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped bitcoin by virtue of bitcoins that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

From time to time, we may enter into certain hedging transactions to mitigate our exposure to fluctuations in the price of bitcoin, which may expose us to risks associated with such transactions, including counterparty risk.

From time to time, we may enter into certain hedging transactions to mitigate our exposure to the market price of bitcoin. Engaging in hedging transactions may expose us to risks associated with such transactions, including counterparty risk. Hedging against a decline in the values of portfolio investments caused by volatile bitcoin market prices does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio investments should increase. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatile bitcoin prices through any hedging transactions we undertake.

The due diligence procedures conducted by us and our liquidity providers to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.

We will execute trades through U.S.-based liquidity providers and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. While we expect our third-party service providers to conduct their business in compliance with applicable laws and regulations and in accordance with our contractual arrangements, there is no guarantee that they will do so. Accordingly, we are exposed to risk that our due diligence procedures may fail. If we are found to have transacted in bitcoin with bad actors that have used bitcoin to launder money or with persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the three months ended June 30, 2025, the Company did not conduct any unregistered sales of equity securities.

b) Use of Proceeds

On April 9, 2025, our Registration Statement on Form S-1 (File No. 333-284081) was declared effective by the SEC for our IPO. On April 11, 2025, we consummated our IPO of 1,800,000 shares of our common stock, par value $0.001 per share, at a price to the public of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted The Benchmark Company, LLC and Axiom Capital Management, Inc., the representatives of the underwriters, an option, exercisable for 30 days, to purchase up to an additional 270,000 shares of common stock at the public offering price of $4.30.

On April 16, 2025, we closed on the fully exercised IPO Over-Allotment Option resulting in additional gross proceeds to us of $1,161,000, before deducting underwriting discounts, commissions and offering expenses. After giving effect to the full exercise of the IPO Over-Allotment Option, a total of 2,070,000 shares of our common stock have been issued and sold in the IPO, and the gross proceeds from the IPO, including the full exercise of the IPO Over-Allotment Option, before deducting underwriting discounts, commissions and offering expenses, was $8,901,000. The net proceeds to us from the IPO and IPO Over-Allotment Option were $7,725,350, after deducting underwriting commission of $623,070, non-accountable expenses of $89,010, underwriting fees of $182,500, refund of $25,000 retainer and legal fees of $256,070. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

Assertions Regarding 28 Ventures Aether, a Series of 28 Ventures Master Fund LLC

On July 23, 2025, our board of directors (the “Board”) was made aware of certain assertions that Nicolas Lin, our Chief Executive Officer and Chairman, did not disclose an affiliation with one of our shareholders, 28 Ventures Aether, A Series of 28 Ventures Master Fund LLC (“28 Ventures Aether”). In response, the Board, through the Company’s counsel, initiated an investigation (the “Investigation”) into, among other things, whether Mr. Lin has beneficial ownership of, or voting or dispositive control over, the shares of our common stock held by 28 Ventures Aether.

The Investigation is ongoing. The Board has received confirmation that all the shares of our common stock held by 28 Ventures Aether as of the date of our IPO are still owned by 28 Ventures Aether and are held in its brokerage account. The Board has not yet reached conclusions and has not obtained sufficient executed documentation to verify ownership or control of 28 Ventures Aether or 28 Ventures Master Fund LLC. The Board has formed a special committee (the “Special Committee”) comprised of two non-management directors, Justin Molander and Timothy Murphy, to oversee and continue the Investigation. The Special Committee will continue to seek the necessary information and documentation to resolve the foregoing questions. The Board intends to update the above disclosure with any new material findings arising out of the Investigation.

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

Date: August 19, 2025	AETHER HOLDINGS, INC.

	By:	/s/ Nicolas Lin
Nicolas Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Suresh Iyer
Suresh Iyer
Chief Financial Officer
(Principal Financing and Accounting Officer)

