Form 10-K
period 2025-09-30
Aether Holdings, Inc.
filed 2025-12-17
CIK 2026353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-42595

Aether Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2818803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, 30th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(347) 726-8898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	ATHR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of December 12, 2025, there were 12,117,586 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”), outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, the Private Securities Litigation Reform Act of 1995, and other applicable rules and regulations, which involve significant risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans; future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; and capital allocation. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as wells as those discussed elsewhere in this Annual Report. In some cases, you can identify these forward-looking statements by terms such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “assumption,” or “judgment,” or the negative of those terms or other similar expressions, as well as statements in future tense, although not all forward-looking statements contain those words. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors and risks that could cause such differences include, but are not limited to:

●	our inability to meet our core objectives, namely, to expand the number and content of our online newsletters and create advanced investor tools for our users;

●	ineffectively competing in our industry;

●	the impact of governmental laws and regulation;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to manage growth effectively, including through acquisitions;

●	our ability to continue to evolve and adapt our technology, including further adoption of artificial intelligence and machine learning technologies;

●	our ability to attract new users of our products and to persuade existing users of our products to convert their free subscriptions to paid subscriptions, renew their subscription agreements, and purchase higher subscription tiers from us;

●	our ability to successfully expand the coverage of our products to include foreign markets and alternative asset classes;

●	assumptions related to the size of the market for our publications and analysis tools;

●	our opportunistic use of cash resources on hand, which would impact our capital needs;

●	our ability to expand our revenue streams beyond a subscriber model;

●	difficulties with certain data providers, technology providers, and third-party services we rely on or will rely on;

●	failure to establish and maintain our corporate culture as we grow and encounter challenges regarding consumer recognition of our brand;

●	our ability to attract, develop, and retain capable management, analysts, and other key personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs;

●	our ability to realize the anticipated benefits of our bitcoin treasury strategy;

●	our inability to address and mitigate damage to our reputation and brand arising from negative “short reports” and adverse litigation or other proceedings against us or our management;

●	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and

●	other factors detailed under the section of this Annual Report entitled “Risk Factors.”

These and other forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report or, in the case of exhibits hereto, the date of those documents. Actual results or events could differ materially and adversely from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. You are cautioned that forward-looking statements involve significant risks and uncertainties that are subject to change based on various factors (many of which are beyond our control). We have included important factors in the cautionary statements included in this Annual Report that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we incorporate by reference with the understanding that our actual future results may be materially different from what we expect. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

KEY DEFINITIONS

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our,” “the Company,” “ATHR,” “Aether,” or similar terminology refer to Aether Holdings, Inc and its consolidated subsidiaries.

Unless the context requires otherwise, references in this Annual Report to “common stock” refer to the Company’s common stock, par value $0.001 per share.

SUMMARY OF SIGNIFICANT RISKS

The following is a summary of some of the material risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition and results of operations. You should read this summary in conjunction with the more detailed description of each risk factor contained in the section of this Annual Report entitled “Risk Factors.”

Risks Related to our Business, Strategy, and Industry

●	We have incurred losses and have only generated relatively small revenues to date. We anticipate that we will continue to incur losses for the foreseeable future while we seek to grow our revenue.

●	We have been operating in our current corporate form for less than three years, and our business model is unproven, which makes it difficult to evaluate our current business and prospects and may increase the risk of your investment.

●	We will need to raise capital to satisfy our capital needs and grow our company. Future capital needs will require us to sell additional equity or debt securities that will dilute or subordinate the rights of our common stockholders, and our inability to raise capital when needed could cause our business to fail.

●	Our business depends on our ability to attract new Users and to persuade existing Users to convert from free to paid subscriptions and renew their subscription agreements with us and to purchase additional products and services from us. If we are unable to attract new Users, demand does not develop for our services as expected, or we fail to continue to engage existing Users, our revenue and operating results may be adversely affected.

●	We use artificial intelligence in our services which may result in operational challenges, legal liability, reputational concerns and privacy and competitive risks.

●	Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, in the event the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff were harmed for any reason, our business, results of operations, and financial condition could suffer.

●	The financial technology sector is subject to rapid change, and there are risks associated with new products and services.

●	If we fail to effectively manage our growth, our business, results of operations, and financial condition could be harmed.

●	We face significant competition from larger, more established and better capitalized companies. If we are unable to manage competitive pressures, our business and results of operations would be harmed.

●	Any restrictions on our use of, or ability to license data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition, and results of operations.

●	If we are unable to successfully integrate acquisitions, identify and integrate future acquisitions, or dispose of assets and businesses, our results of operations could be adversely affected.

●	Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

Risks Related to Government Regulation

●	We are not currently registered as an investment adviser and if we should have registered as an investment adviser, our failure to do so could subject us to civil and/or criminal penalties.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

Risks Related to our Bitcoin Treasury Strategy and Holdings

●	Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.

●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

●	Our historical financial statements do not reflect our acquisition of bitcoin, the fact that our bitcoin holdings will be the substantial majority of our assets, or the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Risks Related to Intellectual Property

●	If we fail to develop or protect our intellectual property adequately, our business could suffer.

General Risks Associated with Our Company

●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

●	Part of our strategy is to pursue strategic acquisitions to accelerate our growth. These potential acquisitions may not be successful. We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

Risks Related to Ownership of our Common Stock

●	Our directors, executive officers and principal stockholders will continue to have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

●	Future sales of our common stock may adversely affect the market price of our securities and our ability to raise funds in new offerings.

●	Future sales of shares of our common stock by our principal shareholder or by our officers and directors may negatively impact the market price for our common stock.

●	Future offerings of debt or equity securities may rank senior to our common stock.

●	The market price for our common stock may be volatile and will fluctuate.

●	We may incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

ITEM 1. Business

Overview

We are an emerging financial technology platform company that offers proprietary research analytics, data and tools for both institutional and retail equity traders (who we refer to herein as “Users”) through our flagship platform, SentimenTrader.com. By integrating advanced technologies, including artificial intelligence (“AI”) tools, with the critical thinking and analytical abilities of our team of evidenced-based trading veterans, we aim to provide our Users with a powerful combination of technology and expertise, enabling them to make informed decisions and optimize their trading strategies in the markets.

Our platform is powered by an advanced data collection system that operates utilizing application programming interface (known as API) calls and web scraping, and fetching raw data (i.e., unprocessed, and non-personalized data) 24/7 from a wide array of authoritative sources, including industry leaders like Bloomberg, Chicago Board Options Exchange, Consensus, Commodity Futures Trading Commission, End of Day Historical Data and Intercontinental Exchange. This automated process allows us to remain abreast of the latest market trends, trading volumes, and essential financial indicators.

Starting with this continuous collection of data, our algorithms categorize and refine information into proprietary indicators which our Users can choose to use to develop or enhance their trading strategies. Additionally, our analysts apply their expertise to this data across various financial instruments, generating detailed reports for our Users’ consumption.

The integration of our technology, especially in stock index analysis, leverages advanced machine learning to refine and enhance signal detection continually. This synergy culminates in delivering User-centric tools and solutions, providing our Users with access to analytics and insights, and a foundation for all our AI-driven tools and services. This approach not only offers timely and accurate data directly to our Users but also fosters trust and transparency, minimizing User reliance on third-party sources in their development of trading strategies.

Our platform currently provides coverage of U.S. equity and option securities, evaluating the equities and options markets and conducting assessments through our analysts and technology daily. SentimenTrader utilizes technical indicators of market sentiment (meaning our proprietary gauge of the overall attitude of investors towards a particular market or security) as the cornerstone for our analyses and integrates technological advancements and the potential of deep learning techniques to analyze the market and facilitate our Users’ creation of trade ideas, strategies, and models. We intend to target a wider audience than our current User base by broadening the scope and variety of our products, expanding the types of securities our platform covers, and broadening our coverage to include more markets and exchanges.

Beginning in April 2025, we began a new initiative to expand our newsletter business through the incorporation of our wholly-owned subsidiary, Alpha Edge Media, Inc. (“AEM”). The newsletters published by AEM target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening our overall coverage of securities, markets and exchanges. We believe the expansion of our newsletter business will complement the newsletters currently published through our SentimenTrader platform and enable us to continue to build brand authority, expand recurring engagement with our Users, generate new User engagement with SentimenTrader, and open up new revenue streams through potential advertisements, sponsorships, and premium content.

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

Our Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Summary

This section summarizes our current strategy to acquire the cryptocurrency bitcoin, which is a key component of our treasury strategy. As of the date of this Annual Report, while our board of directors has approved this strategy, we have yet to actually purchase bitcoin or any other cryptocurrency or asset. Moreover, we reserve the right to update and alter our treasury strategy from time to time.

We view bitcoin as a reliable store of value and a compelling investment. We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is a highly volatile asset that has traded below $75,000 per bitcoin and above $125,000 per bitcoin on Coinbase in the 12 months preceding the date of this Annual Report. More recently, between November 4, 2025, and December 5, 2025, bitcoin has traded above $105,000 per bitcoin and below $85,000 per bitcoin on Coinbase. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value and that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we currently have no plans to purchase cryptocurrency assets other than bitcoin; however, we will continue to evaluate our treasury strategy and the merits of other crypto currencies and digital assets which the United States Securities and Exchange Commission (the “SEC”) has determined are not securities.

Our bitcoin treasury strategy is and will be subject to significant and evolving risks. For an overview of such risks, see the section of this Annual Report entitled “Risk Factors - Risks Related to our Bitcoin Treasury Strategy and Holdings.”

Our Decision to Adopt Bitcoin as Our Primary Reserve Strategy

Since our April 2025 initial public offering, our board of directors and senior management have been examining potential uses for our cash on hand, including acquisitions and strategic partnerships. After studying various alternatives, we decided that investing in bitcoin as a treasury strategy is currently the best use of our cash. Our goal is to make bitcoin our principal treasury holding on an ongoing basis, subject to market conditions and our anticipated cash needs. As we embark on our new bitcoin acquisition strategy, our board intends to proactively evaluate our use of cash, ensuring we maintain adequate working capital.

As of the date of this Annual Report, we do not hold any bitcoin. We intend to use a phased approach, purchasing bitcoin over time rather than large block purchases, for both our initial acquisition of bitcoin with the proceeds from either a public or private offering of our securities and for our continued acquisition of bitcoin, so that we can mitigate the risk of purchasing in unfavorable market conditions and so that we can execute on certain strategic decisions from time to time. Other than acquiring bitcoin with the proceeds from an offering of our securities and our liquid assets that exceed working capital requirements, our bitcoin treasury strategy also involves entering into certain hedging transactions, including the purchase by us of bitcoin put options and call options, to mitigate our exposure to fluctuations in the price of bitcoin and issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin from time to time, and subject to market conditions. We view bitcoin as a core holding and while we expect to accumulate bitcoin in the future, we have made no commitment to do so as of the date of this Annual Report. This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management (which may include debt repayment, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using our bitcoin holdings. At this time, we do not have a specific policy governing the percentage of our treasury holdings that will be bitcoin.

Accounting

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets, including bitcoin holdings, to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

Recent Developments

Formation of 537 Greenwich LLC

On October 14, 2025, we formed a new wholly owned subsidiary, 537 Greenwich LLC, under the laws of the State of Delaware. 537 Greenwich LLC was established to acquire and hold office space in New York City, which will serve as our new corporate headquarters.

Acquisition of 21bitcoin.xyz

On October 15, 2025, we announced the acquisition of 21Bitcoin.xyz (“21Bitcoin”), a digital platform that autonomously generates and distributes real-time market intelligence through an advanced AI-powered publishing engine. 21Bitcoin provides expansive coverage of the digital asset landscape, including market trends, blockchain innovation, industry developments, regulatory policy, decentralized finance (DeFi), non-fungible tokens (NFTs), the metaverse, Web3 infrastructure, cybersecurity, privacy, and global adoption trends. The integration of 21Bitcoin into AEM is expected to deepen our coverage for both institutional and retail readers by combining algorithmic precision with editorial context. We believe this acquisition strengthens AEM’s position as a data-centric media network, enhances its AI and automation capabilities, and supports our broader strategy to expand our AI-driven media and fintech ecosystem. The acquisition aligns with our long-term vision to merge advanced analytics with trusted financial media, creating a connected ecosystem of insights, automation, and intelligence.

Removal of Director

On November 21, 2025, we received a written consent, dated November 21, 2025, in lieu of a stockholder meeting, executed in accordance with Section 228 of the Delaware General Corporation Law (the “DGCL”) and Article III Section 8 of our Amended and Restated Bylaws, whereby Elixir Technology Inc., an entity controlled by Jaclyn Mang Hei Wu, a former member of our board of directors, and Up and Up Ventures Limited, an entity controlled by Nicolas Kuan Liang Lin, our Chairman and Chief Executive Officer, which together are the beneficial owners of a majority of our outstanding common stock, removed Mr. David Mandel from our board of directors with immediate effect pursuant to Section 141(k) of the DGCL.

Dispute with Former Director

As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025, our management is currently engaged in a dispute with Mr. David Mandel, a former member of our board of directors. On July 18, 2025, our board of directors received an email notification from Mr. Mandel wherein he alleged that he was promised the position of Chief Executive Officer of the Company with associated compensation of an annual salary of $220,000 and seven percent (7%) of the outstanding common stock of the Company, subject to a vesting schedule over a three-year period. Our management firmly denies these allegations, rejects the premise that any agreement related to the subject matter of the allegations was ever entered into, and does not believe that any related legal claim, if brought, would hold merit or be valid. See the section of this Annual Report entitled “Risk Factors - Our management is currently in a dispute with one of our former directors. If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company, and adversely affect our stock price” for a discussion of the risks associated with the dispute.

Special Committee Investigation

As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025, on July 23, 2025, our board of directors was made aware through the online publication of a third party “short report” of certain assertions that Nicolas Lin, our Chief Executive Officer and Chairman, did not disclose an affiliation with one of our shareholders, 28 Ventures Aether, A Series of 28 Ventures Master Fund LLC (“28 Ventures Aether”) (such assertions, the “Assertions”). In response, our board of directors, through the Company’s counsel, initiated an investigation (the “Investigation”) into, among other things, whether Mr. Lin has beneficial ownership of, or voting or dispositive control over, the shares of our common stock held by 28 Ventures Aether. On August 18, 2025, our board of directors formed a special committee (the “Special Committee”) comprised of two non-management directors, Justin Molander and Timothy Murphy, to, among other things, oversee the Investigation and report to the board of directors its conclusions and recommendations as to what actions, if any, the Company should take with respect to the Assertions.

With the assistance of counsel, the Special Committee reviewed documentation, interviewed witnesses, and made inquiries of third parties. The Special Committee presented preliminary conclusions and recommendations to our board of directors on September 18, 2025, and final conclusions and recommendations October 31, 2025, which our board of directors adopted. Following the Investigation, the Special Committee found no conclusive evidence that Mr. Lin, from December 30, 2024, the date of the initial filing of our registration statement on Form S-1 with the SEC, to the present, held an ownership interest in 28 Ventures Aether, 28 Ventures Master Fund LLC (“28 Ventures Master”), or any of their affiliated entities (together with 28 Ventures Aether and 28 Ventures Master, the “28 Venutres Entities”), was an affiliate of any 28 Ventures Entities, or that Mr. Lin otherwise held or exercised voting power, dispositive control, or managerial authority, directly or indirectly, over the shares of our common stock owned by 28 Ventures Aether.

Resignation of Director

On December 14, 2025, Jaclyn Mang Hei Wu resigned as a member of our board of directors for personal reasons related to a regulatory proceeding (announced on November 27, 2025) initiated by the British Columbia Securities Commission towards her and Elixir Technology Inc. (a significant stockholder of the Company which is also an affiliate of Ms. Wu).

Our Industry and Market Opportunity

According to The Business Research Company’s Financial Services Global Market Report 2025, the global financial service market was worth $33.77 trillion in 2024 and will grow to $36.13 trillion in 2025 at a compound annual growth rate (or CAGR) of 7.0%. The global fintech market was valued at $378.33 billion in 2024 and is projected to be worth $442.89 billion in 2025 and reach $828.06 billion by 2029, exhibiting a CAGR of 16.9% during the forecast period (2024-2029), according to the Fintech as a Service (FaaS) Global Market Report 2025 published by the Business Research Company. North America dominated the global market with a share of 34.05% in 2024 according to Fortune Business Insights. The sector’s expansion provides us with an excellent opportunity to strategically leverage this growth. By offering advanced research analytics and tools tailored to meet the dynamic requirements of traders, we can be effectively positioned as a pivotal resource in the trading community.

Additionally, according to the AI in FinTech Global Market Report 2025 by the Business Research Company, AI use in the global fintech market showcased remarkable growth in 2025, expanding from $14.13 billion in 2024 to $17.69 billion, recording an impressive CAGR of 25.2%, and the market anticipates continued expansion with projections pointing towards reaching $51.08 billion by 2029 at a robust CAGR of 30.4%. The increasing adoption of AI in fintech has led to our integration of AI tools, providing Users with cutting-edge capabilities for more informed decision-making.

According to a 2025 market research report by Business Research Insights, the global Self-Directed Investors Market is expected to rise to $108.01 billion in 2025 and is projected to reach $160.79 billion by 2035, growing at a CAGR of 4.52%. Growth has been fueled by COVID-19-driven financial literacy, commission-free trading, and the rise of socially responsible investing (SRI). Key segments include Paid Financial Advisory and Fully Self-directed Investment, catering to HNW clients under and above 35 years. North America leads due to advanced platforms and high financial literacy, followed by Europe and Asia, where technology adoption is driving growth. Furthermore, innovation in AI and data analytics has enabled self-directed investors to rely on concrete data to inform their investment decisions. This trend is expected to grow the market because technology is enhancing the ability of investors to control and manage their portfolios.

According to the Securities Industry and Financial Markets Association’s 2025 Capital Markets Fact Book, the U.S. equity markets are the largest in the world and continue to be among the deepest, most liquid and most efficient, representing 49.1% of the $126.7 trillion global equity market cap in 2024, or $62.2 trillion, which is 5.3x the next largest market, China. The U.S. share of the global equity market cap has averaged 39.9% over the last 10 years, troughing at 36.6% in 2015 and peaking at 49.1% in 2024. Global futures and options trading volume hit a record 137.3 billion contracts in 2023, up 64% compared with approximately 84 billion contracts in 2022. 2023 was the sixth consecutive year of record-setting trading activity in the global listed derivatives markets, and North America is the second largest region in terms of trading volume, according to an article published by the Futures Industry Association on January 19, 2024, entitled “Global futures and options volume hits record 137 billion contracts in 2023.”

In 2022, the stock market faced significant setbacks resulting from the global COVID-19 pandemic, associated economic concerns, and significant inflation. Even under these conditions, these volatile conditions still spurred the rise of individual investors eager to capitalize on market entry points. Notably, the volume of derivatives trading, particularly options, maintained an upward trajectory. With the economy continuing to recover and stock markets reaching new highs in 2025, we are well-placed and embrace the opportunities that lie ahead in 2026, to serve the expanding retail investor market, particularly in the United States, where we have a substantial client base and significant global interest in U.S. equities and options. We plan to continue capitalizing on this rise of individual investors by focusing on our strategy to broaden market reach, which includes cross-selling services and incorporating complementary tools that align with our service offerings. Our aim is to deepen our subscriber base in the United States and attract a diverse international audience within the self-directed investing market segment.

Our Flagship Product - SentimenTrader.com

Founded by Jason Goepfert in January 2003, Sundial Capital Research Inc. (“Sundial”) is a financial technology platform providing insights into market sentiment through a variety of tools, reports, and strategies, and it has made significant strides in the financial sector. Leveraging Jason’s extensive experience in financial markets and the brokerage business, Sundial has operated the website SentimenTrader.com since 2003, and the platform has become well renowned for its comprehensive market sentiment indicators and models for elite traders and money managers.

Since 2015, we reconstructed the firm’s data infrastructure from the ground up, marking Sundial’s transition into a technology-centric research entity. This transformation has significantly enhanced SentimenTrader’s technology and functions.

Over the past decade, SentimenTrader has distinguished itself as a leading and influential financial research platform. Leveraging vast amounts of historical and current data, it offers advanced market indicators and analysis to our Users. SentimenTrader is particularly acclaimed for its innovative proprietary research methods, such as the Smart Money Confidence Indicator, which monitors institutional investors’ buying and selling activities, and the Market Sentiment Optimism Indexes (Optix), that measure the current level of market sentiment against its recent range. These features have solidified SentimenTrader’s reputation as a cornerstone for sophisticated market insights, making it an indispensable tool for understanding market dynamics.

Market sentiment encompasses the general feeling or tone of a market or particular security based on various indicators and market activities. It is an amalgamation of investor attitudes, opinions, and expectations, and plays a crucial role in influencing market movements. The market can be influenced by a spectrum of factors including economic data, geopolitical events and market trends, which makes market sentiments important considerations when making trade decisions. SentimenTrader’s expertise lies in transforming the concepts and factors that influence market sentiment through our research, data and tools into actionable strategies for our Users.

Our SentimenTrader platform provides insight into market sentiments through its tools, reports, and data collection. The market sentiments are generally identified and analyzed through our proprietary indicators developed by our analysts, such as our Smart Money Confidence Indicator and Optix.

Our research reports are written by our team of veteran Wall Street analysts led by Jay Kaeppel and are sent to our Users via e-mail on a daily and weekly basis. Our research reports aim to analyze the current market sentiment through the use of human intuition and years of expertise. Our analysts will typically provide a thesis regarding the market sentiment of how a particular market will move in the future and a supporting argument in each report. Analysts also use graphs and charts created on the SentimenTrader platform as visual explanation in support of their theses. The research reports encompass a range of topics such as U.S. equities, indexes, options, commodities, government and corporate bonds.

Our research team has consistently made headlines in renowned publications like Bloomberg, CNBC, MarketWatch, The Wall Street Journal, CBS News, Barrons, and Business Insider and is currently led by Jay Kaeppel, a seasoned Wall Street trader with over two decades of expertise in financial market analysis. Jay’s proficiency in data and quantitative research, has been pivotal in shaping our team’s approach. We pride ourselves on delivering meticulously tested, data-driven insights that span both macro and micro market aspects, satisfying the diverse needs of long-term investors and day traders. Our commitment to high-quality research and innovation, coupled with Jay’s deep domain expertise, positions us to explore and seize new opportunities in the financial industry and foster sustained growth and client satisfaction across global markets.

SentimenTrader offers a broad range of subscription-based services to its Users in addition to research and analysis offerings. These services include access to exclusive sentiment data, models, and proprietary tools designed to empower Users with an edge in the financial markets. Through word-of-mouth growth marketing initiatives, SentimenTrader has fostered a dedicated following of over 27,700 all-time Users and has attracted a quarter of a million social media followers. This dedicated audience includes Users and other industry participants who have come to value the website as a trusted and reliable source of valuable financial insights. Upon subscribing to SentimenTrader, Users can access our research, along with our tools such as indicators and indexes, through the SentimenTrader website and will begin receiving research reports via email according to their selected preferences. We strive to offer a platform where human analytical abilities and technology enhance each other, providing our Users with advanced research analytics, tools and data to aid in their trading.

Product Offerings within SentimenTrader

We currently offer 7 total products through SentimenTrader to our Users. We segregate our products into three categories: (1) Data & Technology, which consists of DataEdge API, BackTest Engine and Indicators & Charts; (2) Research Reports, which consists of Report Solutions and our Report Library; and (3) Actionable Strategy, which consists of Smart Stock Scanner and Index Trading Strategies.

Data & Technology

Our Data & Technology services aim to offer market insights to our Users through advanced tools that are accessible by Users who subscribe to the essentials package and higher subscription tiers. Our Users are able to access features such as DataEdge API, Indicators & Charts and Backtest Engine, allowing our Users to review our analyses of market sentiment in detail. We provide Users with tools for chart indicators, proprietary models and strategies which our Users customize and amend according to their needs and then are able to backtest with our Backtest Engine.

DataEdge API

DataEdge API, allows our institutional Users to access raw (i.e., unprocessed, and non-personalized) data sets that include extensive sentiment, seasonality and quantitative trading research and analytics databases. DataEdge API empowers hedge funds, proprietary trading groups, investment advisory firms, and systematic traders to integrate SentimenTrader data into their chosen software platform and programming language.

Indicators & Charts

Our team is constantly exploring new data series to provide valuable insights to our Users. Our Indicators & Charts platform comprises over 3,000 sentiment, breadth, and seasonality indicators and charts. This includes proprietary metrics such as the Smart Money/Dumb Money Confidence Indicator and Optix which are exclusive to our platform, as well as other indicators like short-term and immediate-term risk levels, short-term extreme model, and indexes of other derivatives. These tools allow Users to review sentiment analyses and gain data-driven insights into most market conditions to aid with Users’ development of their own trading strategies.

Backtest Engine

Backtesting is the process of evaluating strategies by using historical data to simulate how a given strategy would have performed historically. Previously, backtesting would require traders to learn to code their own program to simulate and evaluate their strategy. Our proprietary Backtest Engine allows Users to easily set-up and test their trading ideas without the need of programming. Key features of Backtest Engine include easy access through the SentimenTrader website, a one-click scan feature for new signals, access to our analysts’ favorite backtests, and several customization options, all designed to provide a data-driven and quantitative approach for Users to evaluate their strategies and investment decisions in a historical context. Backtest Engine, along with our market research application, Indicators & Charts, features a User-friendly design and an extensive library of over 3,000 SentimenTrader indicators.

Research Reports

Reports and articles under our analysis category cover the U.S. equities markets and are generated by our in-house researchers and analysts, who act in their respective independent roles. Our analysts gather their market data from various sources, including Bloomberg, Chicago Board Options Exchange, Consensus, and the Commodities Futures Trading Commission. In constructing their analysis, our analysts rely on the tools on the SentimenTrader platform. For example, our analysts can include the relevant indicators and charts supporting the theses in their reports and articles or make comparisons to previous trading data with market data obtained from the various sources. The reports are sent to our Users daily and weekly. Our typical ‘open rate’ and ‘clickthrough’ rate are 40-65% and 2-20% respectively. Users who are subscribed to any of our subscription tiers are allowed access to our report library which allows them to view past reports. We currently publish four research reports on a regular basis:

SentimentEdge Report

The SentimentEdge Report presents unbiased sentiment analysis and trading insights from our analyst. Our analyst has over 20 years’ experience in sentiment and market analysis and focuses on data-driven research, often utilizing data derived from the SentimenTrader platform such as seasonality of historical trading data, key indicators (such as Smart Money/Dumb Money Confidence Indicator) and indexes, to make comparisons between indexes and find market correlations. Users are able to access this evidence-based marketing analysis, derived from his data-driven approach, either through our SentimenTrader platform or the daily e-mail distributing the SentimentEdge Report.

Kaeppel’s Corner

Kaeppel’s Corner offers quantitative analysis and trading insights by experienced analyst Jay Kaeppel, a Senior Research Analyst with over 15 years of experience who is a widely recognized financial author and educator who has made significant contributions to various instruments and publications. Mr. Kaeppel’s report focuses on a range of sectors that consist of commodities, indexes and government and corporate bonds. Mr. Kaeppel also educates our Users via daily emails covering indicator-based analysis that our Users can simulate themselves.

ModelEdge Report

The ModelEdge Report delivers market research insights and model-based hypothetical trade analysis. This research takes an evidence-based approach, focusing on a macroeconomic perspective on movements in equities markets and indexes. The ModelEdge Report is available daily on our SentimenTrader platform and is distributed to our Users via e-mail.

TradingEdge Weekly

The TradingEdge Weekly report aims to provide a market overview for the past week, taking references from our other daily research report emails and diving deeper into the important topics or ideas that our analysts feel are most important for our Users to take away. The TradingEdge Weekly is delivered to our Users every Friday via e-mail.

Actionable Strategy

Smart Stock Scanner is a product that is used to improve the efficiency of stock and exchange traded fund investment decisions. The product scans ETFs and stocks in the S&P 1500, and utilizing AI, our platform can analyze and learn from historical data, taking into account a User’s previously selected signals that align with market trends. In addition to ETFs and stocks in the S&P 1500, our Smart Stock Scanner scans thousands of indicators that demonstrate a higher average win rate that day immediately after the market closes. It then ranks the signals that most align with current market conditions based upon historical market data, allowing Smart Stock Scanner to assess which dataset is most closely correlated to observed market conditions. These results are then integrated into the AI system.

Although we do not provide Users with direct access to AI analytics, Users can choose to access key metrics that are derived from our AI analytics, including win rates based on historical backtested data, hypothetical returns, and which signals were selected used to produce the analysis. Our Smart Stock Scanner is used in statistical analysis and analyzing and filtering stocks that meet pre-set requirements selected by our analysts. Our SentimenTrader platform presents historically analyzed trade strategies, models, and other market analyses, empowering Users to gain a deeper understanding of market trends, select signals that align with their criteria, and leverage our AI as they choose to enhance their decision-making process. This information encompasses backtested results for the top 100 stocks, simulating key trading parameters like win rate, stop loss, profit target, optimal market entry times, and cash allocation.

As part of our Actionable Strategy category, we also provide a suite of Macro Index Trading Strategies, encompassing 21 distinct investment models designed around various market conditions. These Macro Index Trading Strategies allow our Users to review baseline models designed for varying market conditions and use these models as they see fit to adapt into their own strategies.

Product Offerings Through AEM

Through AEM, we operate a portfolio of newsletters and signature events designed to deliver AI-driven, data-informed insights to investors and traders across global asset classes. The content rollout marks a key milestone in our strategy to engage both free and paid subscriber bases.

AEM generates revenue primarily from subscriptions and advertising, event sponsorships, and strategic partnerships. Its offerings are structured to create recurring revenue streams while leveraging digital scalability, which we believe will enable us to efficiently expand our Userbase and content distribution.

Newsletter Products

The Alpha Edge Digest

The Alpha Edge Digest is a multi-asset research publication delivering accurate, timely, and independent market intelligence, highlighting what our analysts see as potential profit opportunities. Leveraging proprietary AI tools alongside human expertise, it provides clear, actionable insights across stocks, ETFs, crypto, bonds, options, and more. We aim to have The Alpha Edge Digest make investing fun, engaging, and educational, helping readers grow their wealth without unnecessary complexity or bias.

WhaleTales

WhaleTales delivers a weekly publication offering in depth coverage of the policy, people and trends that move crypto markets. It provides readers with extensive analysis, expert commentary, and timely updates on regulatory developments, market movements, and technological innovations influencing the broader digital asset ecosystem.

Altcoin Investing Picks

Altcoin Investing Picks (“Altcoin”) is a specialized digital asset research publication dedicated to providing investors with actionable insights into the rapidly evolving world of alternative cryptocurrencies beyond Bitcoin. The publication delivers timely analyses of emerging digital markets, trending tokens, and innovative blockchain ecosystems driving the next wave of decentralized finance.

The Russell Report

The Russell Report identifies the top opportunities in small-cap stocks within the Russell Indexes, focusing on U.S.-based companies listed on NASDAQ, NYSE, or NYSE American with market caps between $30 million and $3 billion. Each company undergoes a rigorous vetting process to ensure quality and growth potential before being highlighted. Subscribers receive these high-potential stock ideas directly in their inbox, giving early access to promising small-cap opportunities.

IPO Stream

IPO Stream provides early insights into upcoming offerings, including watchlists, ratings, alerts, and analysis of which initial public offerings to consider investing in, and which to consider avoiding. In addition, the publication offers strategies on optimal entry and exit timing for each of the initial public offerings it considers investment worthy. IPO Stream covers SEC filings, underwriter profiles and track records with various market capitalizations, and the impact of underwriter quality on IPO outcomes.

Stockcastr

A community-driven platform where traders and investors share their views on short-term price movements in select mega-cap stocks. Subscribers may submit up to six inputs per year for the highlighted companies, providing their assessment of expected closing levels at least a month in advance. These aggregated inputs, along with information on which participants’ assessments are currently closest to the observed market levels, are shared with all subscribers as Stockcastr’s Community Sentiment indicator.

21Bitcoin.xyz

21Bitcoin autonomously generates and distributes real-time market intelligence through an advanced AI-powered publishing engine. 21Bitcoin provides expansive coverage of the digital asset landscape, including market trends, blockchain innovation, industry developments, regulatory policy, decentralized finance (DeFi), non-fungible tokens (NFTs), the metaverse, Web3 infrastructure, cybersecurity, privacy, and global adoption trends. The integration of 21Bitcoin into AEM is expected to deepen our coverage for both institutional and retail readers by combining algorithmic precision with editorial context.

Events

Alpha Edge Summit

Alpha Edge Summit is our premier global event bringing together digital asset leaders, innovators, and investors to share insights and explore emerging trends in blockchain and digital assets. The Alpha Edge Summit is designed to be scalable, supporting future growth in audience, geographic reach, and strategic impact. We expect to participate in multiple industry summits and trade events in the future to enhance our brand presence, support business development initiatives, and strengthen overall market promotion.

Aether Grid

Aether Grid, Inc. (“Aether Grid”), our wholly-owned subsidiary that houses and supports the growth of our suite of financial tools, is currently developing a centralized hub for our integrated suite of financial intelligence products, including our XYZ Terminal and SentimenTracker platforms. The XYZ Terminal is being designed to provide active traders with real-time market data, machine learning insights, and predictive analytics across multiple asset classes, while SentimenTracker is being built to deliver sentiment-driven research through proprietary indicators, momentum and trend analytics, social-sentiment, and on-chain data. Together, these concepts will offer a unified, advanced analytical environment that enhances user research, decision-making, and overall market engagement. Each of these products remains under active research and development and have not yet been launched.

Our User Journey

We send daily and weekly emails to our subscribed Users through our SentimenTrader platform, aiming to educate them on market sentiments and nurture their trading ideas. Utilizing Mailchimp, we directly distribute our analysts’ research reports, providing timely insights to better inform Users on aspects of the market and connect effectively with our User base. Users can then use the selection of tools on our platform to simulate or validate their ideas by, for example, using Indicator & Charts to contrast their chosen trading strategy against the past performance of our analyst-chosen indicators or simulate their trade ideas using past historical data through our Backtest Engine. Our suite of tools, when combined with the market observations produced by our analysts, allow our Users to develop their own actionable strategies which they can simulate and analyze with the use of advanced technology to sharpen their strategies, generate further ideas of their own, and otherwise explore further in their trading journey.

Through AEM, we operate an integrated ecosystem of investor newsletters, analytical insights, and community experiences designed to deliver actionable, AI-enhanced intelligence across global asset classes. Users typically begin by discovering one or more of AEM’s newsletters, including The Alpha Edge Digest, WhaleTales, Altcoin, The Russell Report, IPO Stream, Stockcastr, and 21Bitcoin, which provide timely, independent insights on equities, digital assets, and IPO markets. We believe this ecosystem promotes cross-product adoption, and enables users to incorporate insights into their investment workflows and deepen engagement. This convergence is exemplified through the Alpha Edge Summit, our premier global event convening investors, innovators, and industry leaders for networking, collaboration, and experiential learning. The Users of our AEM products experience this structured flow: starting with initial discovery and subscription and moving on to newsletter engagement, community participation, and event involvement.

Subscriptions

We offer free and paid subscription packages to use the SentimenTrader platform. Currently, the vast majority of our Users have free subscriptions, and our goal is to migrate free Users to paying Users. We bundle our products into three categories: the Research Report, which is priced at $59 per month or $590 annually, and allows access to SentimentEdge Report, Kaeppel’s Corner and ModelEdge Report; the Essentials, priced at $99 per month or $990 annually, which allows access to all of the products from the Report as well as our services that include Indicators & Charts, Backtest Engine, and Macro Index Strategies; and the Essentials Plus, which is priced at $139 per month or $1,390 annually, which provides access to all features of the Essentials and our AI suite of products.

Under AEM we offer free and paid subscription packages which allow access to a range of newsletters, including the Altcoin Investing Picks and IPO Stream newsletters, which are available through our paid plan. These paid subscriptions are priced at $9 per month or $165 annually.

DataEdge API is currently sold to enterprises on a separate annual subscription basis. Enterprise versions are more fit for institutional investors or investment advisory firms, which allows them access to raw data sets, customization of data feeds, and all our features, as well as JSON data set delivery format that aims to seamlessly integrate our data with their selected platform.

For subscription management and payment processing, we utilize Recurly to handle recurring payments, providing us with detailed insights into subscription metrics across various periods, whether monthly, quarterly, or annually. Furthermore, we accommodate a range of payment preferences by integrating additional gateways such as PayPal and Stripe that allow us to accept payment via major credit card issuers.

Our Users

Users of our platforms are typically segregated into two segments: paid corporate and individuals and enterprises. We are not dependent on any key Users, nor do we supply our software to any government agencies. Our Users include:

●	Retail Traders: Individual traders and investors, both beginners and experienced traders, who use charting platforms for chart analysis, technical analysis, and to help them create ideas for their trades and investments.

●	Active Traders: Day traders, swing traders, and other active participants in the financial markets who rely on real-time data, advanced charting tools, and technical indicators to make informed trading decisions.

●	Technical Analysts: Professionals who specialize in technical analysis of price charts and patterns to predict future price movements and identify potential trading opportunities.

●	Investors: Long-term investors who use the platform to analyze market trends, perform fundamental analysis, and monitor their investment portfolios.

●	Financial Professionals: Financial advisors, portfolio managers, and professionals in the financial industry who utilize charts and tools to assist their clients and manage investment portfolios.

●	Educators: Traders and analysts who offer educational content and training related to trading strategies, technical analysis, and investing concepts.

●	Researchers: Academic researchers and analysts who study market behavior, trading patterns, and other financial phenomena for the purpose of generating insights and advancing the field of finance.

●	Fintech Companies: Startups and established Fintech companies that integrate charts and data into their platforms to provide their Users with advanced trading and analysis capabilities.

●	Media Outlets: Financial news websites, blogs, and media organizations that provide visual representations of market trends and analysis in their content.

●	Hobbyists: Enthusiasts who have an interest in finance and trading.

Sales, Marketing and User Acquisition

Our future growth and potential for expanding revenue and profitability is dependent on our ability to expand our User base and migrate free subscribers to paying subscribers. We actively seek to diversify our User acquisition channels by promoting our financial services sector-focused offerings on social media platforms. We cast a wide net through social media marketing, targeted ads, and our email list, engaging viewers who are most active in these arenas. Our strategies have yielded positive results, particularly through social media ads and word of mouth. To further enhance our reach, we are exploring additional avenues such as implementing referral codes and utilizing affiliate links to expand our distribution lines. This, coupled with the expansion of our suite of services to encompass a wider audience, reflects our commitment to not only relying on proven marketing strategies like complimentary newsletters and collaborations with marketing firms but also innovating our approach to User acquisition and engagement.

In the near term, we plan to collaborate with third-party promotion companies as part of our marketing initiatives, aiming to tap into their established networks, access new audiences, and leverage their promotional capabilities to effectively market our products.

Our Mission and Technology.

SenteimenTrader

Our mission is to establish ourselves as a preeminent fintech information company dedicated to the development of smart platforms tailored to empower the investing community with advanced financial analytics which our Users can utilize to create or improve their trading strategies.

Technology is key to the fulfillment of our mission by achieving efficiency for our business, improving the User experience and enabling innovation. We rely on both in-house and outsourced technology team to build our technology platform and develop new products. Together with our outsourced team, we currently have nine dedicated professionals in the technology department.

Our platform is engineered with a tech stack that supports scalability and promotes data integrity, incorporating a multitude of data sources to comprehensively analyze, examine and interpret the complex data received from our data sources. Our platform integrates three cloud service models: Software-as-a-Service (SaaS), platform-as-a-service (PaaS), infrastructure-as-a-service (IaaS). We currently use industry leading service providers for our customer relationship management, email delivery, subscription billing, data warehouse and data center.

Our platform and analysts utilize data provided by Bloomberg, Chicago Board Options Exchange, Consensus, Commodity Futures Trading Commission, End of Day Historical Data and Intercontinental Exchange. This data facilitates our analysts’ generation of their research theses which are shared via e-mails with our subscription list or Users through Mailchimp.

While our analysts aim to provide quantitative pieces to our Users, our platform’s programs will also process the data in their respective section, such as analyzing smart money/dumb money confidence or assessing sentiment for a variety of products including equities, commodities, bonds and foreign currencies, ranking them in terms of pessimism or optimism to show the sentiment in the market.

Our platform is hosted with Amazon AWS and Heroku. We believe the infrastructure is highly scalable and will allow us to serve our Users’ needs. We also rely on data redundancy solutions, such as Cloudflare, to promote data integrity and apply security measures in our technology to mitigate potential vulnerabilities.

Alpha Edge Media

AEM utilizes a combination of third-party platforms to support content distribution, audience engagement, and marketing operations. We use Sprout Social to manage social media, track engagement, and identify trends. Beehiiv enables newsletter creation, website hosting, and integration with an internal advertising network to grow audiences and promote products. Substack allows content distribution, cross-promotion with aligned creators, and audience growth through email subscribers and page followers. AWeber provides email marketing, automation, and lead segmentation for scalable campaigns. These platforms are maintained by in-house and contracted personnel and are critical to AEM’s ability to distribute content, engage audiences, and support monetization.

21Bitcoin is hosted on Google Cloud Platform with Cloudflare providing security, caching, and encrypted delivery. The platform ingests crypto market data and social media trend signals, which are processed and used by large language models to generate articles, summaries, and educational content. Users access this content on the website, which is regularly updated as new data becomes available. Google Cloud and Cloudflare ensure operational continuity, security, and data protection throughout the system.

Competitive Landscape

We operate in a highly competitive industry and many of our competitors are larger, more experienced, and better funded than we are. As the markets within our operational scope continue to mature and novel technologies and competitors make their foray, we anticipate an escalation in competitive forces. Our competitive arena encompasses several distinct categories, namely:

●	Online Platforms - These are comprehensive websites or applications that offer a range of investment tools, research, real-time data, and analytics. They often include interactive charts, live feeds, and community forums. Examples include Bloomberg Terminal, Reuters Eikon, and TradingView.

●	Conventional Publishers of Financial News - Traditional outlets that have been providing financial news, analysis, and market updates. They may offer digital content through websites and mobile apps as well as print publications. Examples include The Wall Street Journal, Financial Times, and Barron’s.

●	Web-based Subscription Models - These services offer premium content such as exclusive market analysis or stock picks on a subscription basis, typically through a website. Examples include Motley Fool, Seeking Alpha, and Morningstar.

●	Providers of Institutional Financial Software - Companies that offer robust and often customizable software solutions designed for use by financial institutions like banks, hedge funds, and asset managers. These solutions typically include advanced analytics, portfolio management, risk assessment, and compliance tools. Examples include FactSet, BlackRock’s Aladdin, and MSCI’s risk and portfolio management services.

●	Economical, individual-focused newsletter subscription services - These are more affordable subscription services targeted at individual investors, providing newsletters with market insights, analysis, and investment tips. Examples include Stansberry Research, Cramer’s Action Alerts Plus, and Investor’s Business Daily.

●	Online tools designed to aid investment activities - These are tools that offer assistance with investment decisions, such as stock screeners, technical analysis software, or algorithm-based trading recommendations. They are designed for both novice and experienced investors. Examples include Finviz for stock screening, MetaStock for technical analysis, and Betterment for automated investing

Our Competitive Advantages

Despite the competitive nature of the industry and the relatively small size of our company, we believe we have a competitive advantage alongside with our growth strategy, and we believe that we are able to capture a good market share through the following:

●	Experienced and Incentivized Management Team: Our team is comprised of seasoned professionals with years of experience in the equities, options, indexes, bond and commodities markets. They have the experience to work diligently towards the success of Users and the platform as a whole.

●	Competitive Position with Differentiated Business Model: The business model is designed to be both human-driven and AI-assisted as we constantly upgrade our system and features.

●	Deep Research Development Experience with over 10 years of Backtesting Experience: Our analyst team has spent over a decade researching and developing products designed to help Users succeed in the market. They have also extensively backtested these products, constantly improving their effectiveness.

●	Continuous Innovation: We are committed to staying at the forefront of the fintech industry and is constantly innovating to compete within our market.

●	Multiple Avenues to Drive Strong Long-Term Growth: We have multiple strategies in place to foster the long-term growth and success of the platform. Our long-term growth strategy prioritizes personalized User experiences, continuous innovation, and strategic market expansion. We aim to establish a cutting-edge and competitive position in the market by focusing on tailored product development, forming strategic partnerships, and emphasizing robust data security and privacy measures to further enhance User trust and loyalty, promoting sustainable growth.

●	Innovative Sentiment Trading Expertise: Our competitive edge lies in our ability to harness the power of market sentiment. Unlike traditional trading strategies, sentiment trading leverages human emotions and behavior to anticipate market movements, and, unlike our competitors, we provide a comprehensive view of market sentiment as opposed to sentiment analysis of particular stocks or companies. Our platform’s novel blend of technology-driven analysis and human intuition allows us to decode market sentiment more accurately, giving our Users a significant advantage in making well-informed decisions.

●	Intuitive User Experience (UX) and User-Friendly Interface (UI): One of our core competitive advantages lies in our commitment to delivering an exceptional User experience. Our platform boasts an intuitive User interface that is carefully designed to simplify the trading journey for both novice and experienced traders. The User-friendly design streamlines navigation, ensuring that Users can seamlessly access powerful analytic tools without the need for extensive technical knowledge.

Our Strategy

While this market is highly competitive, we believe in our competitive advantages. We are focusing on the following strategies to further expand our horizons and fuel further growth:

●	Geographic and industry vertical expansion of our operations and services: We will focus on improving our technology, deepening relationships with key Users, broadening our services, and expanding our geographical presence, including integrating access to other derivative instruments and other alternative markets;

●	Attract more Users: We acquire new Users through an omni-channel marketing strategy that includes ads, email and subscriber lists, social media and affiliate networking. We market in these channels through free and paid content. AEM plays a central role in driving engagement and user acquisition through proprietary, insight-driven content;

●	Convert our existing free Users into paid subscribers: We focus on enhancing our User experience and offering differentiated functionality to encourage subscription upgrades. We have defined key initiatives to support this strategy, including targeted engagement efforts, a tiered subscription structure, an improved onboarding process, and limited trial offerings, all designed to increase the adoption of paid subscriptions among existing free Users.

●	Expansion into New Technology and Markets: Our focus has largely been on U.S. equities. One of our key strategies and current focus is to expand the coverage of our offerings to include, for example, alternative assets like crypto, derivative instruments or international markets, to build out a comprehensive suite of investment research products and solutions for our Users;

●	Continue to invest in research and development: We’re committed to further developing our presence within the financial sector though our subsidiary, Aether Labs, which focuses on researching new technologies, deepening our domain expertise and developing specific solutions for target industry verticals, including collectibles, crypto currencies, warrants and other derivatives. This will enable us to better cater to tailored requirements of our Users. Our focus remains on crafting solutions that make the most of our industry insights and research capabilities. By merging our proprietary applications with our services, we are dedicated to delivering optimal solutions that precisely meet the needs of our Users; and

●	Capture new growth opportunities through strategic alliances and acquisitions: We were formed via strategic acquisitions, and this will remain a focus of ours. While we are not presently a party to any agreements with respect to any acquisitions or similar events, we will continue to:

1. selectively pursue alliances and acquisitions in order to enhance our industry-specific technology, service delivery capabilities, and User base;

2. identify and assess opportunities to enhance our abilities to serve our Users; and

3. focus on enhancing our technology capabilities, deepening our relationships with key financial industry participants, expanding our portfolio of service offerings and expanding our operations geographically. This includes identifying partnerships and acquisition targets that can accelerate growth across AEM, Aether Grid, and Aether Labs.

Growth By Acquisition

A key element of our growth strategy will be to leverage our position as a public company to deploy a growth by acquisition strategy, focusing on the integration of complementary fintech companies. This strategy is pivotal in our vision to enhance our revenue growth over time. By incorporating these fintech entities into our ecosystem, we aim to expand our suite of tools available to our Users, providing a more comprehensive range of data, research and tools. The rationale behind this strategy is twofold. Firstly, it allows for rapid expansion into new markets and segments, leveraging the existing User base and technological advancements of the acquired companies. Secondly, it facilitates the diversification of our product portfolio to capture a wider range of audiences as well as opening possibilities for cross selling among different platform Users.

We will continue to invest in our organizational infrastructure with the goal of supporting both our organic and inorganic growth objectives. We believe this dual approach of nurturing existing relationships while expanding through strategic acquisitions will position us strongly in the global financial market, capturing synergies and driving efficiencies for the benefit of all our Users.

During calendar year 2025, we executed on our strategy of growth by acquisition by acquiring Altcoin, 21Bitcoin and WhaleTales. At present, we have had preliminary discussions with several potential acquisition targets but have not progressed to definitive understandings or agreements.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product coding and marks.

We have submitted the 17 trademark applications as follows:

Mark	Country of Registration	Application Number	Class/Description	Status
	United States	98449608	Class 35, Class 36, Class 42	Approved
	United States	98436557	Class 35, Class 36, Class 42	Approved
SENTIMENTRADER ANALYSIS OVER EMOTION	United States	98434001	Class 35, Class 36, Class 42	Approved
	United States	99355759	Class 9, Class 35, Class 41, Class 42	Pending
	United States	99356547	Class 9, Class 35, Class 41, Class 42	Pending
	United States	99337116	Class 9, Class 35, Class 41, Class 42	Pending
	United States	99331729	Class 9, Class 35, Class 41, Class 42	Pending
SENTIMENTRADER	United States	98433886	Class 35, Class 36, Class 42	Approved
SENTIMENTEDGE REPORT	United States	98432515	Class 35, Class 36, Class 42	Approved
MODELEDGE	United States	99464756	Class 35	Pending
MODELEDGE REPORT	United States	99464724	Class 35	Pending
	United States	99382308	Class 9, Class 41	Pending
	United States	99400708	Class 9, Class 41	Pending
ALPHA EDGE MEDIA	United States	99393515	Class 9, Class 35, Class 41	Pending

	United States	99377350	Class 9, Class 41	Pending

United States	99393345	Class 9, Class 41	Pending
United States	99380079	Class 9, Class 41	Pending

Employee and Human Capital

As of the date of this Annual Report, we had a total of eleven consultants and seven full-time employees.

As of the date of this Annual Report, most of our employees work remotely. Our management team places a significant focus and attention on matters concerning our human capital assets, particularly on the specific industry and technical knowledge required to publish our research and continue to improve upon the technology of our applications.

We believe we offer our staff competitive compensation packages and an environment that encourages creativity and productivity, and as a result, have generally been able to attract and retain qualified personnel. Our staff are not represented by a labor organization or covered by a collective bargaining agreement. We believe we maintain a good working relationship with our staff and to date, we have not experienced any labor disputes.

Government Regulation

We are subject to a variety of domestic and foreign laws and regulations in the United States and abroad involving matters that are important to (or may otherwise impact) our platform, such as broadband internet access, online commerce, privacy and data security, advertising, intermediary liability, consumer protection, taxation, worker classification and securities compliance. These domestic and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are continually evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations (and any amended, proposed or new laws and regulations) are often uncertain, particularly in the Internet industry, and may vary from jurisdiction to jurisdiction and over time, which could result in conflicts with our current policies and practices.

Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, the U.S. Congress amended Section 230 to remove certain immunities and most recently, in 2020, various members of the U.S. Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.

The California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (the “GDPR”), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we also become subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we also became subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we also became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

As a provider of subscription-based products and services, we are also impacted by laws or regulations affecting whether and how we may periodically charge Users for subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of our platform to process auto-renewal payments for, as well as offer promotional or differentiated pricing to, Users who reside in the European Union. Similar laws exist in the United States, including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states.

We are also subject to laws, rules and regulations governing the marketing and advertising activities of our platform conducted by or through email, mobile digital devices and the Internet, including the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening.

Further, our platform could be subject to the Americans with Disabilities Act (the “ADA”) The ADA does not explicitly address online compliance. With no specific coverage under the law, it usually falls to the courts to determine how ADA standards apply to websites-or whether they do at all.

Bitcoin Treasury Strategy

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended, or CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws, and the approval of the spot bitcoin ETPs support this view. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, because transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The OFAC has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals

As noted above, activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. Under the new presidential administration there has been a pro-crypto shift: several U.S. regulators have withdrawn or revisited their prior regulatory guidance and have voiced a desire to support decentralized finance (while at the same time policing for fraud and manipulation). There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Whether such legislation will be signed into law and, if so, its impact, remains to be seen, but it is expected that a federal regulatory regime for bitcoin and other digital assets is likely to be adopted in the near future.

Investment Advisers Act of 1940

Under the Investment Advisers Act of 1940, or the Investment Advisers Act, and the rules adopted under that statute, a person or firm is required to register with the SEC if the person or firm is:

●	an “investment adviser” under Section 202(a)(11) of the Investment Advisers Act

●	not excepted from the definition of investment adviser by Section 202(a)(11)(A) through (E) of the Investment Advisers Act;

●	not exempt from SEC registration under Section 203(b) of the Investment Advisers Act; and

●	not prohibited from SEC registration by Section 203A of the Investment Advisers Act.

Applicable state laws may have similar registration requirements.

Subject to certain limited exclusions, Section 202(a)(11) of the Advisers Act generally defines an “investment adviser” as any person or firm that: (1) for compensation; (2) is engaged in the business of; (3) providing advice, making recommendations, issuing reports, or furnishing analyses on securities, either directly or through publications. A person or firm must satisfy all three elements to be regulated under the Investment Advisers Act.

The SEC’s Division of Investment Management construes these elements broadly. For example, with respect to “compensation,” the receipt of any economic benefit suffices. To be deemed compensation, a fee need not be separate from other fees charged, it need not be designated as an advisory fee, and it need not be received directly from a client. With respect to the “business” element, an investment advisory business need not be the person’s or firm’s sole or principal business activity. Rather, this element is satisfied under any of the following circumstances: the person or firm holds himself or itself out as an investment adviser or as providing investment advice; the person or firm receives separate or additional compensation for providing advice about securities; or the person or firm typically provides advice about specific securities or specific categories of securities. Finally, a person or firm satisfies the “advice about securities” element if the advice or reports relate to securities. The Division has stated that providing one or more of the following also could satisfy this element: advice about market trends; advice in the form of statistical or historical data (unless the data is no more than an objective report of facts on a non-selective basis); advice about the selection of an investment adviser; advice concerning the advantages of investing in securities instead of other types of investments; and a list of securities from which a client can choose, even if the adviser does not make specific recommendations from the list. An employee of an SEC-registered investment adviser does not need to register separately, so long as all of the employee’s investment advisory activities are within the scope of his employment.

One of the statutory exclusions from the definition of “investment adviser” is the “publisher’s exclusion”. Under Section 202(a)(11)(D) of the Investment Advisers Act, “the publisher of any bona fide newspaper, news magazine or business or financial publication of general and regular circulation” is excluded from the “investment adviser” definition. This “publisher’s exclusion” requires that product or service offerings must be: (1) of a general and impersonal nature, in that the research provided is not adapted to any specific portfolio or any client’s particular needs; (2) “bona fide” or genuine, in that it contains disinterested discussion and analysis as opposed to promotional material; and (3) of general and regular circulation, in that it is not timed to specific market activity or to events affecting, or having the ability to affect, the securities industry. The basis for reliance on such exclusion will depend on a facts-and-circumstances analysis.

Certain services provided by us may cause us to meet the definition of “investment adviser” in the Investment Advisers Act and similar state laws. Under the Investment Advisers Act, an “investment adviser” is defined as a “person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities.” In particular, certain of the research content we publish, such as the newsletters circulated by our analysts, and other content available on our social media channels, may constitute investment advice. In addition, in general, disclaimers, such as those included with our newsletters, do not change the character of the advice provided for Investment Advisers Act purposes. We rely on the “publisher’s exclusion” from the definition of “investment adviser” under Section 202(a)(11)(D) of the Investment Advisers Act, as described above and as interpreted by legal precedent. We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Advisers Act.

If we meet the definition of “investment adviser” in the Investment Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Investment Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Investment Advisers Act and the corresponding state laws. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties. Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our investment education and entertainment services, which may have a significant adverse impact on our business and results of operations.

Commodity Exchange Act of 1936

Under the CEA, any person who, for compensation or profit, engages in the business of advising others, either directly or through publications, writing, or electronic media, as to the trading of, among other things, futures, options and swaps, is a “commodity trading advisor” (“CTA”). As is the case with the SEC with respect to the investment adviser definition under the Investment Advisers Act, discussed above, the CFTC interprets the CTA definition very broadly, such that “compensation or profit” can mean any economic benefit and “advice” can range from providing recommendations to directing client trading pursuant to a power of attorney.

CTAs and certain of their personnel are required to register with the CFTC unless an exemption or exception applies pursuant to the CEA itself or CFTC rules. Registered CTAs are subject to myriad compliance obligations, including robust disclosure and reporting requirements.

We do not believe CTA registration is currently implicated for us because holding bitcoin and hedging bitcoin exposure does not constitute advice. Moreover, while we may discuss bitcoin investing in certain of our newsletters and publications and such content could constitute advice, the CTA regulatory regime would not be implicated. This is because bitcoin is a commodity, and the CTA regulatory regime would only be implicated by advice related to the trading of derivatives. Were we to disseminate content in our newsletters and publications about bitcoin derivatives (or any other derivatives), such content could constitute advice, and the CTA regulatory regime could be triggered. As of the date of this Annual Report, we do not intend to disseminate content related to any derivatives. If we were to do so, we would evaluate the relevant facts to determine whether the CTA regulatory regime is implicated and, if so, whether CTA registration would be required.

Corporate Structure and History

We were incorporated under the laws of the State of Delaware on August 15, 2023. On August 25, 2023, we acquired Sundial through a Share Exchange Agreement with Elixir and Greentown Investment Corporation Limited (“Greentown”), whereby we issued 3,879,167 shares of our common stock to Elixir and 1,662,500 shares of our common stock to Greentown in exchange for 1,000 and 300 shares of Sundial common stock, respectively, which constituted 100% of the shares of Sundial common stock then issued and outstanding. On the same day, our board of directors also approved and directed the issuance of 2,375,000 shares of common stock to Up and Up Ventures Limited, an entity controlled by our Chief Executive Officer, Chairman and Director Nicolas Kuan Liang Lin. The above shares and amounts reflect effect of stock split. As of the date of this Annual Report, we have four subsidiaries: Sundial, AEM, Aether Grid, and Aether Labs.

Sundial was founded by Jason Goepfert and incorporated under the laws of the State of Minnesota on January 22, 2003. Sundial has been engaged in developing and operating the SentimenTrader platform since its inception.

On April 30, 2025, we incorporated AEM to support our expanding newsletter business. The newsletters published by AEM will target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening our overall coverage of securities, markets and exchanges.

On May 22, 2025, we incorporated a new subsidiary, Aether Grid to house and support the growth of our suite of financial tools designed to empower our Users.

On June 6, 2025, we incorporated a new subsidiary, Aether Labs to act as the arm of the Company that focuses on innovation and research and development of our fintech ecosystem, with a focus on proprietary analytics and AI-driven models.

On October 14, 2025, we incorporated a new subsidiary, 537 Greenwich LLC, to hold a condominium unit in New York City that will serve as our corporate headquarters.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

Our Internet address is www.helloaether.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) will be made available free of charge on www. helloaether.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. Risk Factors

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risks described below, which we believe represent certain of the material risks to our business, together with the information contained elsewhere in this Annual Report, before you make a decision to invest in our shares of common stock. Please note that the risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the following events occur or any additional risks presently unknown to us actually occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We have incurred losses and have only generated relatively small revenues to date. We anticipate that we will continue to incur losses for the foreseeable future while we seek to grow our revenue.

We have incurred losses to date and may continue to incur losses in the future. Our revenues decreased 4.11% year-over-year, from $1,440,096 for the year ended September 30, 2024, to $1,380,850 for the year ended September 30, 2025. Our corporate initiatives to increase revenues, including the roll out of new products and features on our SentimenTrader platform, creation of new newsletters through AEM, acquisitions of subscribers or complementary businesses, and developing of enhanced technologies may not be successful in increasing revenues to the degree we anticipate, to a lesser degree, or at all.

We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

We have been operating in our current corporate form for less than three years, and our business model is unproven, which makes it difficult to evaluate our current business and prospects and may increase the risk of your investment.

We are an early-stage company that seeks to operate in the highly competitive financial technology market. We were founded on August 15, 2023, and have a limited operating history. We have limited financial resources and minimal operating cash flow. Additionally, there can be no assurance that additional funding will be available to us for the development of our business, which could require the commitment of substantial resources. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our business plan;

●	adjust to changing conditions or keep pace with market demand;

●	attract and retain an experienced management team;

●	successfully integrate any businesses that we acquire; or

●	raise sufficient funds in the capital markets to execute our business plan, including the development of new products and technologies and our pursuit of strategic acquisitions.

We will need to raise capital to satisfy our capital needs and grow our company. Future capital needs will require us to sell additional equity or debt securities that will dilute or subordinate the rights of our common stockholders, and our inability to raise capital when needed could cause our business to fail.

To develop our business as currently planned, we will need to raise additional capital. We expect that we will need to make investments in our products and technologies before we can generate meaningful revenues. Moreover, our costs and expenses may be even greater than currently anticipated, and there may be investments or expenses that are presently unforeseen. In any case, we may be unable to raise sufficient capital to fund these costs and achieve significant revenue generation. Moreover, our future capital requirements are also difficult to predict with precision, and our actual capital requirements may differ substantially from those we currently anticipate.

As a result, we will need to seek equity or debt financing to finance a large portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all. We will likely issue additional equity securities and may issue debt securities or otherwise incur debt in the future to fund our business plan. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders will experience dilution, and the new equity (including preferred equity) or debt securities or other indebtedness may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses.

Our ability to obtain the necessary capital in the form of equity or debt to carry out our business plan is subject to several risks, including general economic and market conditions, as well as investor sentiment regarding our business. These factors may make the timing, amount, terms and conditions of any such financing unattractive or unavailable to us. The prevailing macroeconomic environment may increase our cost of financing or make it more difficult to raise additional capital on favorable terms, if at all. If we are unable to raise sufficient capital, we may have to significantly reduce our spending and/or delay or cancel our planned activities.

We may also seek to raise additional funds through collaborations and licensing arrangements. These arrangements, even if we are able to secure them, may require us to relinquish some rights to our technologies, or to grant licenses on terms that are not favorable to us.

As a result of the foregoing, we might not be able to obtain any financing, and we might not have sufficient capital to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations. If we cannot raise additional capital when we need or want to, our stock price, operations and prospects could be negatively affected, and our business could fail.

Our business depends on our ability to attract new Users and to persuade existing Users to convert their free subscriptions to paid subscriptions and renew their subscription agreements with us and to purchase additional products and services from us. If we are unable to attract new Users, or continue to engage existing Users, our revenue and operating results may be adversely affected.

To increase our revenue and maintain profitability, we must attract new Users and retain, and expand the subscriptions of, existing Users. We currently offer free and paid subscription packages to our SentimenTrader platform. As we seek to attract users and introduce them to our titles and products, the vast majority of our current subscriptions are free. Our ability to successfully attract and retain Users, and our ability to migrate free Users to our paid subscription products, depends in part on the quality of the content, including the performance of any investment ideas published. To the extent the returns on such investments fail to meet or exceed the expectations of our Users or the performance of relevant benchmarks, our ability to convert free Users to paid subscription products, attract new Users or retain existing Users to such services will be adversely affected.

18% of our Users have subscribed for more than one year. Our Users have no obligation to renew their subscriptions for products after the expiration of the subscription period, which is typically one year, and in the normal course of business, some Users have elected not to renew their subscriptions. In addition, our Users may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our Users, and our renewal rates may decline or fluctuate as a result of a number of factors, including User usage, pricing changes, expiration of temporary product promotions, number of products or services used by our Users, customer satisfaction or dissatisfaction with our products or services, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, changes in our renewal policies or practices for Users, and deteriorating general economic conditions. If our Users do not renew their subscriptions, buy additional content, or maintain or increase the amount they spend with us, our revenue will decline and our business will suffer.

Our success also depends on our ability to sell additional products, more paid subscriptions, or higher-priced and premium editions of our products and services to our current Users, which requires increasingly sophisticated and costly sales efforts. We seek to expand existing subscriptions by deepening customer engagement through new touchpoints and expanding our portfolio of tools and products for purchase, which could require us to invest significant time and expense. The rate at which our existing Users purchase new or enhanced services depends on a number of factors, including the quality of our content, general economic conditions, the level of interest and investment in individual stocks and other self-directed investment vehicles versus index funds, exchange-traded funds and other passive investment vehicles, and our Users’ receptiveness to higher-priced and premium tools and products. If we do not succeed in selling additional products, more subscriptions, or migrating Users to higher-priced subscriptions, our ability to generate increased revenue and growth will be adversely affected.

We use artificial intelligence in our services which may result in operational challenges, legal liability, reputational concerns and privacy and competitive risks.

We currently use and intend to leverage our own and third parties’ artificial intelligence processes and algorithms and our own evolving and third parties’ cognitive, analytical, and artificial intelligence applications in several of our products, including Smart Stock Scanner. We expanded the use of AI in our products to include statistical analysis and analyzing and filtering stocks that meet the pre-set requirements tailored by our analysts. Our use of AI may result in operational challenges, legal liability, reputational concerns, and privacy and competitive risks, which could result in adverse effects on our financial condition, results of operations, or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-4 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in the development or delivery of our services becomes more important to our operations over time.

Our AI technology relies in part on the use of third-party data, and if we lose the ability to use such data, or if such data contains gaps or inaccuracies, our business could be adversely affected.

Some of our products, such as Smart Stock Scanner, rely on our proprietary AI technology, which includes statistical models built using a variety of datasets. Our AI technology relies on a variety of data sources, including market data collected from exchanges and other sources, such as Bloomberg. If we are unable to access and use market data collected from these sources, or our access to such data is limited, the ability of our AI to properly analyze market data could be limited. Any of the foregoing could negatively impact the accuracy and effectiveness of our AI technology and the quality of our platform’s analysis and our analysts’ reports could be negatively impacted.

In addition, if third-party data used to improve our AI technology or train the AI model is inaccurate, or access to such third-party data is limited or becomes unavailable to us, the efficacy of our AI technology and our ability to continue to improve our AI technology would be adversely affected. Any of the foregoing could, for our Users, result in sub-optimally and inefficiently evaluated market data, incorrect evaluation of market sentiment, or create an inaccurate basis of information on which our analysts may rely, which in turn could adversely affect our ability to attract new Users and adversely affect our reputation, business, financial condition and results of operations.

Our use of third-party artificial intelligence-based technology may present new risks and challenges to our business.

In an effort to enhance the efficiency of our tools, we may explore the usage of third-party AI or machine learning (“AI/ML”) platforms, offerings and tools, including AI chatbots and generative AI products (AI/ML technology), in our internal operations. The development and use of AI/ML technology present various privacy and security risks that may impact our business. AI/ML technology is subject to privacy and data security laws, as well as increasing regulation and scrutiny. We have developed policies governing the use of AI/ML technology to help reasonably ensure that such AI/ML technology is used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations (including data privacy laws), jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, result in the misuse of personally identifiable information, or introduce greater vulnerabilities to cybersecurity attacks or malware into our systems. Because the use of AI/ML technology is relatively new and rapidly evolving, and legal risks and responsibilities associated with the use of AI/ML technology are still evolving as well, we cannot be certain that our policies or adherence to them will offer us sufficient protection or that the use of such technologies will not harm our reputation, financial condition or operating results. We also could be subject to claims from providers of third-party AI/ML technologies that we are using their products, tools or outputs in a manner that is inconsistent with their terms of use, and such claims may result in costly legal proceedings.

Several jurisdictions around the world, including Europe, the U.S. federal government and certain U.S. states, have proposed, enacted or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

The use of third-party AI/ML technology by our business partners with access to our confidential information, including trade secrets, may continue to increase. This carries an increased risk that it could lead to the misuse or disclosure of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. The use of AI/ML technology by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. laws and laws in other countries concerning the use of AI/ML technology, the nature of which cannot be determined at this time. Finally, the use of AI/ML technology also presents emerging ethical issues and if our use of third-party AI/ML technology becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability.

Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

A key element of our growth strategy will be to pursue strategic acquisitions to accelerate our growth. These potential acquisitions may not be successful. We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

Part of our strategy will be to use our status as a public company to acquire other complementary companies or license complimentary technologies to expand our business and accelerate our growth. If we buy a company or a division of a company, or license technology, there can be no assurance that we will be able to successfully integrate such business or technology without substantial costs, delays or other operational or financial problems, and there is a risk that we may never gain the benefits we anticipate from such acquisitions. There can be no assurance that the businesses or technologies we acquire in the future will achieve anticipated revenues and earnings. Additionally:

●	the key personnel of the acquired business may decide not to work for us;

●	changes in management at an acquired business may impair its relationships with employees and customers;

●	we may be unable to maintain uniform standards, controls, procedures and policies among acquired businesses;

●	we may be unable to successfully implement infrastructure, logistics and systems integration;

●	we may be held liable for legal claims (including environmental claims) arising out of activities of the acquired businesses prior to our acquisitions, some of which we may not have discovered during our due diligence, and we may not have indemnification claims available to us or we may not be able to realize on any indemnification claims with respect to those legal claims;

●	we will assume risks associated with deficiencies in the internal controls of acquired businesses;

●	we may not be able to realize the cost savings or other financial benefits we anticipated; and

●	our ongoing business may be disrupted or receive insufficient management attention.

Further, future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

If we are unable to successfully integrate acquisitions, identify and integrate future acquisitions, or dispose of assets and businesses, our results of operations could be adversely affected.

As a part of our strategic plan, we intend to pursue selective acquisitions to support our business strategy. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include:

●	underperformance relative to our expectations and the price paid for the acquisition;

●	unanticipated demands on our management and operational resources;

●	failure to improve scalability;

●	difficulty in integrating personnel, operations, and systems;

●	retention of customers of the combined businesses;

●	inability to maintain relationships with key customers, suppliers, and partners of an acquired business

●	assumption of contingent liabilities; and

●	acquisition-related earnings charges.

The benefits of an acquisition or an investment may take considerable time to develop, and certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets. If our acquisitions are not successful, we may record impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets at acceptable prices, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.

Acquisitions, investments, licenses and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations, particularly if numerous acquisitions or joint ventures are in process at the same time. Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring additional debt.

We face significant competition from larger, more established and better capitalized companies. If we are unable to manage competitive pressures, our business and results of operations would be harmed.

We experience intense competition across all markets for our products, with competitors ranging in size from smaller, specialized publishers to multimillion dollar corporations. Some of our competitors have larger customer bases, more established name recognition, a greater market share, and larger financial, marketing, technological, and personnel resources than we do. In particular, our services face intense competition from other providers of business, personal finance, and investing content, including:

●	online platforms and comprehensive websites that offer a range of investment tools, research, and real-time data and analytics, such as Bloomberg Terminal, Reuters Eikon, and TradingView;

●	conventional publishers of financial news that may offer digital content through websites and mobile apps, such as The Wall Street Journal, Financial Times, and Barron’s;

●	web-based subscription models that offer premium content such as exclusive market analysis or stock picks on a subscription basis, such as Motley Fool, Seeking Alpha, and Morningstar;

●	providers of institutional financial software, such as FactSet, BlackRock’s Aladdin, and MSCI’s risk and portfolio management services, that offer robust and often customizable software solutions designed for use by financial institutions;

●	economical, individual-focused newsletter subscription services that provide market insights, analysis, and investment tips, such as Stansberry Research, Cramer’s Action Alerts Plus, and Investor’s Business Daily; and

●	online tools designed to aid investment activities of novice and experienced investors like stock screeners, technical analysis software, or algorithm-based trading recommendations, such as Finviz, MetaStock, MarketWise and BlackBoxStocks.

Our ability to compete depends on many factors, including the quality, originality, timeliness, insightfulness, and trustworthiness of our content and that of our competitors, the popularity and performance of our contributors, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, our ability to successfully integrate AI into our products, our ability to adopt and deploy new technologies for running our business, the ease of use of services developed by us or our competitors, and the effectiveness of our sales and marketing efforts. Future competitive pressure may result in price reductions, lower sales volumes, lower subscriber rates, reduced margins, or loss of market share, any of which could materially adversely affect our business, results of operations, and financial condition. Accordingly, we cannot guarantee that we will be able to compete effectively with our current or future competitors or that this competition will not significantly harm our business.

Additionally, advances in technology have reduced the cost of production and online distribution of print, audio, and video content, including content like podcasts, which has lowered the bar for market entry to providers of both free and paid content. While our platform does not rely on ad-sponsored content, many of our competitors offer ad-sponsored content that enables them to deliver content for low, or no, subscription costs. We compete with these other publications and services for customers, employees, and contributors. In addition, media technologies and platforms are rapidly evolving, and the technologies and platforms through which data is consumed can shift quickly. Certain of our competitors may be better situated to quickly take advantage of consumer preference for new technologies and platforms, and the economics of distributing content through the use of new technologies and platforms may be materially different from the economics of distributing content through our current platforms. If we fail to offer our content in the manner or on the platforms in which our audience desires to consume it, or if we do not have offerings that are as compelling and/or cost effective as those of our competitors, our business, results of operations, and financial condition may be materially adversely affected.

If we fail to adequately market our products and services, or to monitor and manage our use of social media platforms as marketing tools, it could have a material adverse effect on our business, results of operations, and financial condition.

Our marketing efforts are designed to identify and attract prospective Users primarily within our target market and ultimately convert them into longtime full subscribers. We also employ marketing to promote our content, drive conversation about our content and services, and promote visits by our Users. We utilize a broad mix of marketing programs and platforms, including social media sites, to promote our services and content to current and prospective Users.

In order to successfully reach a larger number of prospective Users and attract new Users, we must continually assess the manner and platforms on which we are marketing our products and services. Rapid changes in technology and the ways in which people are reached can make this process more difficult. If we are unable to effectively and efficiently market our products and services, our business, results of operations and financial condition may be adversely affected.

For example, historically our primary means of communicating with our Users and keeping them engaged with our products has been via email communication. We cast a wide net through social media marketing, targeted ads, and our email list, engaging viewers who are most active in these arenas. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, usage of email, particularly among the younger demographic, has declined. In addition, deliverability and other restrictions imposed by third-party email providers and/or applicable law could limit or prevent our ability to send emails to our current or prospective Users. While we continually work to find new means of communicating and connecting with our Users, there is no assurance that such alternative means of communication will be as effective as email has been. Any failure to develop or take advantage of new means of communication or limitations on those means of communication imposed by laws, device manufacturers, or other sources could have an adverse effect on our business, financial condition, and results of operations.

We may also limit or discontinue the use or support of certain marketing sources or activities if advertising rates increase or if we become concerned by perceptions that certain marketing platforms or practices are intrusive or damaging to our brand. If available marketing channels are restricted, our ability to engage with and attract Users may be adversely affected. In addition, companies that promote our services or permit us to use their marketing platforms may decide that their relationship with us negatively impacts their business, or they may make business decisions that negatively impact us. For example, if a company that currently promotes our business decides to compete directly with us, enter a similar business, deny us access to its platform, or exclusively support our competitors, we may no longer have access to its marketing channels.

Such companies may also disagree with, or choose to take a public stance against, the editorial content produced by us, or otherwise decide to publicly cease providing services to us. This may result in, among other things, loss of access to the marketing channels provided by these companies, copycat behavior by other of our vendors, difficulty retaining or attracting employees, or negative media attention.

Furthermore, if we are unable to cost-effectively use social media platforms or ad networks as marketing tools, our ability to acquire new Users and our financial condition may suffer. Unauthorized or inappropriate use of our social media channels could result in harmful publicity or negative customer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our ability to successfully connect with consumers.

Furthermore, there are extensive and rapidly evolving regulations governing our ability to market to Users, whether via post, email, or social media platforms, and our marketing is subject to the rules and regulations of the U.S. Federal Trade Commission (the “FTC”) and state consumer protection agencies. The failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations could subject us to regulatory investigations, and lawsuits, including class actions, liability, fines, or other penalties, and could result in a material adverse effect on our business, results of operations, and financial condition. In addition, an increase in the use of social media platforms for product promotion and marketing may cause an increase in our burden to monitor compliance with such platforms and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

To the extent we promote our content inefficiently or ineffectively, we may not be able to obtain expected subscriber acquisition and retention benefits, and our business, results of operations, and financial condition may be adversely affected.

Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, in the event the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff were harmed for any reason, our business, results of operations, and financial condition could suffer.

We believe our brand is highly regarded because of the integrity of its editorial content. Independence is at the core of our brand and business, and we believe that our reputation and the reputation of our brand is one of our greatest corporate assets. Importantly, we believe that one of our greatest competitive advantages is the loyalty that we have gained from our Users as a direct result of our brand, reputation for integrity, and ability to deliver high-quality products and services. To protect our brand, our code of conduct and workplace culture demand that all of our content providers and employees adhere to rigorous standards of integrity and independence, including guidelines that are designed to prevent any actual, potential, or perceived conflict of interest and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a market event, the non-disclosure of a security ownership position by one or more of our content providers, the manipulation of a security by one or more of our content providers, or any other breach of our compliance policies could harm our reputation for trustworthiness and reduce readership.

In the event the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff was harmed for any reason, we could suffer as a result of our association with such individual, including if the quantity or value of future services we received from the individual was diminished. In particular, we depend heavily on the ideas and reputation of our analyst team, and often name products after themselves such as Jay Kaeppel, who runs the Kaeppel Corner. To the extent that any such analysts have, in the past, been the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, such actions may have or may continue to have a negative impact on our reputation, readership and financial results. Furthermore, if, at any point in the future, any editors, contributors, or other personnel associated with our products or brand, or businesses that we may acquire become the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, any such action may have a negative impact on our reputation, readership, and financial results. These risks apply to editors, contributors, or other personnel who are currently part of the organization, as well as any such people who were part of our organization in the past or become part of us in the future, whether by acquisition or otherwise. In addition, any failures by us to continue to effectively instill in our employees the expectation of independence and integrity may devalue our reputation over time. Our reputation may also be harmed by factors beyond our control, such as adverse news reports about our products and services, negative publicity about the investment newsletter, financial technology, or artificial intelligence industries generally, or negative publicity about key personnel associated with our business. These events could materially adversely affect our business, results of operations, and financial condition.

Furthermore, with respect to our newsletter efforts in the digital asset space and our emerging crypto treasury strategy where we plan as a company to make significant investments in Bitcoin, we may face challenges or scrutiny regarding our ability to maintain the editorial independence of our digital asset-focused publications while at the same time making investments in Bitcoin, which challenges or scrutiny could harm our reputation, stock price, ability to operate and results of operations.

If demand for our services does not develop as expected, our projected revenues and profits will be affected.

Our future potential for meaningful revenues, positive cash flows and profitability will be influenced by many factors, including economics, the health of financial markets, technological advancements, governmental regulation, world events and, importantly, changing customer preferences and demand for our products. Our expectations as to the size of the market, demand for our services and our ability to sell our products and services in this market may not be correct. If we are incorrect, our revenue may not materialize and our business will be adversely affected.

The financial technology sector is subject to rapid change, and there are risks associated with new products and services.

Software-driven products and services such as ours are characterized by rapidly changing technology. Our products and services may require continual improvement in order to satisfy the demand by our customers for new features and capabilities. Our future success will depend upon our ability to introduce products and services and to add new features and enhancements that keep pace with technological and market developments. The development of new services and products and the enhancement of existing services and products entail significant technical risks. There can be no assurance that we will be successful in (i) developing, maintaining and improving one or more products; (ii) effectively using new technologies; (iii) adapting our services and products to emerging industry standards, in particular as they relate to the use of AI; or (iv) developing, introducing and marketing service and product enhancements or new services and products. Furthermore, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, or that our new service and product enhancements will adequately satisfy the requirements of the marketplace and achieve market acceptance. If we are unable, for technical or other reasons, to develop and introduce new services and products or enhancements of existing services and products in a timely manner in response to changing market conditions or customer requirements, or if new services and products do not achieve market acceptance, our business, results of operations or financial condition could be materially and adversely affected.

Our success depends on our ability to respond to and adapt to changes in technology and consumer behavior.

We believe the technology landscape has been changing at an accelerating rate over the past several years. Advances in technology have led to an increasing number of methods for the delivery of content, including financial research publications, and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. The increasing number of channels through which consumers access content available on the Internet, through social networking tools and through mobile and other devices distributing content, is expanding consumer choice significantly. In addition, there has been an increasing focus on technology not merely supplying additional tools for Users, but also offering solutions to specific customer problems. Given a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how, and at what price they consume digital content, including financial research. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal User experiences, our business, results of operations, and financial condition may be adversely affected. In addition, our reputation could suffer if we are perceived as not moving quickly enough to meet the changing needs of investors.

Our future success will continue to depend upon our ability to identify and develop new products and User enhancements that address the future needs of our Users and respond to their changing standards and practices. We may not be successful in developing, introducing, marketing, licensing, and implementing new products and enhancements on a timely and cost-effective basis or without impacting the performance, stability, security, or efficiency of existing products and systems. Further, any new products and enhancements may not adequately meet the needs of our Users. Our failure or inability to anticipate and respond to changes in the marketplace, including competitor developments, may also adversely affect our business, operations, and growth.

Furthermore, the success of our software products depends on frequently rolling out new features so that we can quickly incorporate User feedback, and we cannot guarantee that we will successfully adapt our software to meet such evolving customer needs. Our competitive position and business results may suffer if we fail to meet subscriber demands, if our execution speed is too slow, or if we adopt a technology strategy that does not align with changes in the market.

As technology continues to evolve, the expenditures necessary to integrate new technology into our products and services could be substantial, and we may incur additional operating expenses if such integration projects take longer than anticipated. There can be no assurance that we will have sufficient funds available to fund any of these projects or that the projects will be completed on time or within budget. Other companies employing new technologies before we are able to do so could aggressively compete with our business. If we are not successful in responding to changes in technology and consumer behavior, we may lose new business opportunities or potential renewals or upgrades from existing Users and our business, financial condition, and prospects may be adversely affected.

Our services are based in a new and unproved market and are subject to the risks of failure inherent in the development of new products and services.

Because our business is based in part on new technologies, we are subject to risks of failure that are particular to new technologies, including the possibility that:

●	our new product development process will not result in any products or services that gain market acceptance;

●	our services could be restricted;

●	proprietary rights of third parties may preclude us from marketing our new product and services; or

●	third parties may market superior or more cost-effective products or services.

As a result, our development activities may not result in a commercially viable product or service, which would harm our sales, revenue and financial condition.

If we fail to effectively manage our growth, our business, results of operations, and financial condition could be harmed.

The growth and expansion of our business create significant challenges for our management, operational, and financial resources. In the event of continued growth of our operations or the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.

We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate new employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency, ability to meet our forecasts, and employee morale, productivity, and retention could suffer, and our business, results of operations, and financial condition could be adversely affected.

In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as we grow, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.

Given that our revenues will be insufficient to fund our operating expenses for the foreseeable future, we will need to raise additional capital to support our operations.

Given that our revenues will be insufficient to fund our operating expenses for the foreseeable future, we will need to procure additional financing over time, the amount and timing of which will depend on a number of factors, including the pace of expansion of our business development opportunities and customer base, the scope of service development to be undertaken by us, the need to respond to customer needs for improvement of service offerings, the services offered and development efforts, the cash flow generated by our operations, the extent of losses with respect to matters identified as risk factors herein and the extent of other unanticipated areas or amounts of expenditure. We cannot fully predict the timing and extent to which we will require additional financing. There can be no assurance regarding the availability or terms of additional financing we may be able to procure over time on favorable terms, or at all. Any new investor may require that any future debt financing or issuance of preferred equity by us could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of the value of our shares.

Our future success depends on attracting, developing, and retaining capable management, editors, and other key personnel.

Our ability to compete in the marketplace depends upon our ability to recruit and retain key employees, including executives to operate our business, technology personnel to run our platforms and other systems, implement referral codes and utilizing affiliate links to expand our distribution lines.

Many of our key employees are bound by agreements containing non-competition provisions. There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership, and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain our management or key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations, and financial condition.

In addition, some of our products, particularly our editorial products, reflect the talents, efforts, personalities, investing skills, portfolio returns, and reputations of their respective editors. As a result, the services of these key editors and analysts form an essential element of our revenue. There is a limited pool of editors and analysts who have the requisite skills, training, and education necessary to meet our standards for our editorial products. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in the financial industry and those with degrees in technical fields, who are particularly critical to our editorial products. Competition for such professionals can be intense, as other companies seek to enhance their positions in the markets we serve.

If we are unable to retain key editors and analysts, or should we lose the services of one or more of them to death, disability, loss of reputation, or any other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, we may fail to attract new editors and analysts acceptable to our readers. Therefore, the loss of services of one or more of our key editors and analysts could have a material adverse effect on our business, results of operations, and financial condition.

Any restrictions on our use of, or ability to license data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition, and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from various securities and option exchanges. We believe that we have all rights necessary to use the data that is incorporated into our services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. If a substantial number of data providers were to withdraw or restrict their data and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide services to our subscribing customers would be materially adversely impacted, which could have a material adverse effect on our business, financial condition, and results of operations.

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology, and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain, or comply with any of these licenses could delay development until equivalent technology can be identified, licensed, and integrated, which would harm our business, financial condition, and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. If our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from Users with paid subscriptions ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for a term of one month. As a result, most of the revenue we report in each period is the result of subscription agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period. However, any such decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales, our failure to achieve internal sales targets, a decline in the market acceptance of our services, or potential decreases in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term. By contrast, a significant portion of our operating costs are expensed as incurred, which occurs as soon as a subscriber purchases a product. As a result, an increase in Users could result in recognition of more costs than revenue in the earlier portion of the subscription term. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.

We are subject to payment processing risk.

Our Users pay for our services using a variety of different payment methods, including credit and debit cards. We rely on internal systems, as well as those of third parties, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, changes in public perception and confidence in the payment systems we are utilizing, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners, and/or disruptions or failures in our payment processing systems, partner systems, or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and, if not adequately controlled and managed, could create negative consumer perceptions of our products and services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

We may experience disruption to our servers or our software which could cause us to lose customers.

Our ability to successfully create and deliver our content or manage and deploy our products and services will depend in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our customers from effectively utilizing our services, which could prevent us from retaining and attracting customers. We currently have a limited disaster recovery plan in place. Our system will be susceptible to natural and man-made disasters, including global pandemics, war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Such a disruption could cause us to lose customers and possibly subject us to litigation, any of which could have a material adverse effect on our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage. In addition, our paying Users and other customers will depend on Internet service providers, or ISPs, for access to our website. In the past, ISPs and websites have experienced significant system failures and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our customers from effectively utilizing our services.

A failure or breach of our security systems or infrastructure as a result of cyberattacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for financial technology companies, such as us, have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyberattacks, such as computer viruses, malicious code, phishing attacks, or information security breaches.

Our operations will, in part, rely on the secure processing, transmission and storage of confidential proprietary and other information in our computer systems and networks. Our customers will rely on our digital technologies, software and networks to utilize our products or services. In addition, to access our products and services, our customers will use personal devices that may be beyond our control.

If a cyberattack or other information security breach occurs, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information and payment information) or data security compromises. Such events could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that will support our businesses and customers, as well as the operations of our customers or other third parties. Any actual attacks could lead to damage to our reputation with our customers, other parties, and the market, additional costs to our business (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to us and our customers, and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

Although we will attempt to mitigate these risks, there can be no assurance that we will be immune to these risks and not suffer losses in the future.

Adverse or weakened conditions in the financial sector, global financial markets, and global economy may impact our results.

Our business results are partly driven by factors outside of our control, including general economic and financial market trends. Any unfavorable changes in the environment in which we operate could cause a corresponding negative effect on our business results, as they may cause customers to become particularly cautious about capital and data content expenditures. As a result, we may experience lower revenue, cash flow, and other financial results in the event of a market downturn. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the United States and the European Union, concerns about China’s economy, complications involving terrorism, armed conflicts, civil unrest around the world, or other challenges to global trade or travel, such as the effect on the global economy caused by the COVID-19 pandemic or any future global pandemic. A prolonged period of contraction in the global economy could adversely affect our business, results of operation, and financial condition.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, results of operations, and financial condition.

From time to time, we may be subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such claims may include defamation, libel, intellectual property infringement, securities law violations, misappropriation, dilution, violation, fraud or negligence, or other theories of liability, in each case relating to the articles, commentary, trade ideas, or other information we provide through our services. Such allegations, claims, and proceedings may be brought by third parties, including customers, partners, employees, governmental or regulatory bodies, or competitors, and may include class actions.

Defending against such claims and proceedings is costly and time-consuming and may divert management’s attention and personnel resources from our normal business operations. The outcome of many of these claims and proceedings cannot be predicted, and any claims asserted against us regardless of merit or eventual outcome, may harm our reputation. Our insurance or indemnities may not cover all claims that may be asserted against us. If any of these claims or proceedings were to be determined adversely to us, a judgment, fine, or settlement involving a payment of a material sum of money were to occur, or injunctive relief was issued against us, our business, results of operations, and financial condition could be materially adversely affected.

Our management is currently in a dispute with one of our former directors. If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company, and adversely affect our stock price.

Our management is currently engaged in a dispute with Mr. David Mandel, a former member of our board of directors, relating to Mr. Mandel allegedly having been promised the position of Chief Executive Officer of the Company with associated compensation of an annual salary of $220,000 and seven percent (7%) of the outstanding common stock of the Company, subject to a vesting schedule over a three-year period. Our management firmly denies these allegations, rejects the premise that any agreement related to the subject matter of the allegations was ever entered into, and does not believe that any related legal claim, if brought, would hold merit or be valid. If a legal claim is brought against us by Mr. Mandel, defending such a claim could cause us to incur significant expenses and consume large amounts of our management’s time and attention. If Mr. Mandel were to prevail, an adverse ruling on such a claim could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company and could adversely affect our stock price. See the sections below entitled “Business - Recent Developments - Dispute with Former Director” and “Business – Recent Developments – Removal of Director” for additional information regarding the dispute and Mr. Mandel’s removal.

Risks Related to Our Bitcoin Treasury Strategy and Holdings

Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.

Our bitcoin treasury strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $75,000 per bitcoin and above $125,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this Annual Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. We intend to engage in hedging strategies from time to time as part of our treasury management operations if deemed appropriate.

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

Our bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our common stock. See “-Our historical financial statements do not reflect our acquisition of bitcoin, the fact the our bitcoin holdings will be the substantial majority of our assets, or the potential variability in earnings that we may experience in the future relating to our bitcoin holdings” below.

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We will be adopting our bitcoin treasury strategy and will need to continually examine the risks and rewards of this new strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022 and recently in late 2025), including as a result of:

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

Our historical financial statements do not reflect our intended acquisition of bitcoin, that we intend for our bitcoin holdings to comprise most of our total assets, or the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin, given our expected asset concentration. The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We expect to determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and following early adoption of ASU 2023-08, will be required to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings, amplified by our asset concentration in bitcoin, and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets that will be represented by our bitcoin holdings will increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

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

Although we are an operating company providing financial technology tools and newsletters, and we believe we offer a different value proposition than a passive bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including Regulation M, and other securities laws, which enable spot bitcoin ETPs to continuously align the value of their shares to the price of the underlying bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles that offer economic exposure to bitcoin, such as bitcoin futures ETFs and leveraged bitcoin futures ETFs, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

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

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. As the price of our common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our bitcoin holdings will enhance the risks inherent in our bitcoin treasury strategy.

Once we complete our planned acquisition of bitcoin, a substantial majority of our treasury holdings will be bitcoin. The concentration of our bitcoin holdings will limit the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin treasury strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the substantial majority of our cash will be concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this Annual Report, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this Annual Report, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

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

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We will hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we plan to hold, we continually evaluate the need to engage additional custodians. Additional custodians could achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, custodians discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our currently anticipated agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians will carry insurance policies to cover losses for commercial crimes and cyber and tech errors or omissions, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Annual Report.

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

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Risk Factors-Risks Related to Our Bitcoin Treasury Strategy and Holdings-Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in this Annual Report.

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

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “Risk Factors-Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” - where there is disagreement among the users about the rules of the network - can have a significant negative impact on value of the crypto asset.

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

We will execute trades through U.S.-based liquidity providers, and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. While we expect our third party service providers to conduct their business in compliance with applicable laws and regulations and in accordance with our contractual arrangements, there is no guarantee that they will do so. Accordingly, we are exposed to risk that our due diligence procedures may fail. If we are found to have transacted in bitcoin with bad actors that have used bitcoin to launder money or with persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

Risks Related to Government Regulation

We are not currently registered as an investment adviser and if we should have registered as an investment adviser, our failure to do so could subject us to civil and/or criminal penalties.

Certain services provided by us may cause us to meet the definition of “investment adviser” in the Investment Advisers Act of 1940, or Investment Advisers Act, and similar state laws. Under the Investment Advisers Act, an “investment adviser” is defined as a “person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities.” In particular, certain of the content on our SentimenTrader platform, such as Kaeppel’s Corner, posted by our personnel, and other content available on our Facebook, LinkedIn and Twitter official account, may constitute investment advice. In addition, in general, disclaimers, such as those included in our User’s Subscription Agreement, do not change the character of the advice provided for Investment Advisers Act purposes.

We rely on the “publisher’s exclusion” from the definition of “investment adviser” under Section 202(a)(11)(D) of the Investment Advisers Act, as interpreted by legal precedent. The publisher’s exclusion requires that product or service offerings must be: (1) of a general and impersonal nature, in that the research provided is not adapted to any specific portfolio or any client’s particular needs; (2) “bona fide” or genuine, in that it contains disinterested discussion and analysis as opposed to promotional material; and (3) of general and regular circulation, in that it is not timed to specific market activity or to events affecting, or having the ability to affect, the securities industry. The basis for reliance on such exclusion will depend on a facts-and-circumstances analysis. We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Advisers Act.

If we meet the definition of “investment adviser” in the Investment Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Investment Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Investment Advisers Act and the corresponding state laws. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties. Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our products or services, which may have a significant adverse impact on our business and results of operations.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our Users and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the California Consumer Privacy Act, as amended, or the “CCPA”, among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. We are subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, the Virginia Consumer Data Protection Act, another comprehensive data privacy law, the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we became subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the United States, data protection laws, including the EU General Data Protection Regulation, or the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor, implement and maintain adequate compliance programs. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Our failure to comply with the anti-corruption, trade compliance, and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.

We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and the U.K. Bribery Act 2010 (the “Bribery Act”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing, or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act. We are also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations.

Our business also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant sanctions authorities. Our operations expose us to the risk of violating, or being accused of violating, anti-corruption, trade compliance, and economic sanctions laws and regulations, and those risks may be heightened as we expand globally. Our failure to successfully comply with these laws and regulations may expose us to reputational harm, significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and debarment from government contracts, and other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations.

Our business could be negatively impacted by changes in the U.S. political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels, including as a result of the 2024 elections and the ongoing difficulties of political consensus, in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals that might materially impact us include, but are not limited to, changes to liability rules for Internet platforms, new laws or regulations regarding the development and use of AI generally, and specifically within the context of financial markets, data privacy regulations, corporate tax regulations and the U.S. federal tax code and public company reporting requirements, immigration policies and enforcement, healthcare law, minimum wage laws, climate and energy policies, foreign trade and relations with foreign governments, pandemic response and increased antitrust scrutiny in the finance or tech industries. To the extent changes in the political environment have a negative impact on us or on our customers, our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

Our services depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt or increase the cost of subscriber access to certain of our services by restricting or prohibiting the use of their infrastructure to support our services, charging increased fees to our Users, or regulating online speech. Such interference could result in a loss of existing Users, potential future advertisers and goodwill, could result in increased costs and could impair our ability to attract new Users, thereby harming our revenue and growth. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality in the United States is subject to uncertainty.

To the extent any laws, regulations or rulings permit Internet service providers to charge some Users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anticompetitive practices impeding both our and our Users’ domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.

Our business could be affected by new governmental regulations regarding the Internet.

To date, government regulations have not materially restricted use of the Internet in most parts of the world. However, the legal and regulatory environment relating to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.

Risks Related to Our Intellectual Property

If we fail to develop or protect our intellectual property adequately, our business could suffer.

We have attempted, and may attempt, to develop certain intellectual property of our own, but cannot assure that we will be able to obtain exclusive rights in trade secrets, patents, trademark registrations and copyright registrations. At this time, we are unsure of what types of intellectual property might be developed. The cost of developing, applying for and obtaining such enforceable rights is expensive. Even after such enforceable rights are obtained, there are significant costs for maintaining and enforcing them. We may lack the resources to put in place exclusive protection and enforcement efforts. Also, certain of our service offerings draw from publicly available technology in the marketplace. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

If we were to develop intellectual property, we may seek to enforce our intellectual property rights on others through litigation. Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. In addition, litigation can:

●	be expensive and time consuming to prosecute or defend;

●	result in a finding that we do not have certain intellectual property rights or that such rights lack sufficient scope or strength;

●	divert management’s attention and resources; or

●	require us to license our intellectual property.

We may rely on trademarks or service marks to establish a market identity for our products or services. To maintain the value of our trademarks or service marks, we may have to file lawsuits against third parties to prevent them from using marks confusingly similar to or dilutive of our registered or unregistered trademarks or service marks. We also may not obtain registrations for our pending or future trademark or service marks applications, and may have to defend our registered trademark or service marks and pending applications from challenge by third parties. Enforcing or defending our registered and unregistered trademarks or service marks may result in significant litigation costs and damages, including the inability to continue using certain marks.

The laws of foreign countries in which we may contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from offering or providing our products or services or prevent us from stopping others from offering or providing competing services, and thereby have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Common Stock and General Risk Factors

The trading market for our common stock is relatively new, and a consistently robust and liquid trading market may not develop or be sustained over the long term.

We only recently conducted our initial public offering in April 2025, and so the trading market for our common stock is relatively new and unestablished. If a consistently robust and liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at the market price. Our ability to raise capital to continue to fund operations by selling our securities and our ability to acquire other companies or technologies by using our securities as consideration may also be impaired.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since our initial public offering in April 2025, the market for our common stock has been volatile, including significant increases and decreases in the price of our stock. The trading price of our common stock is likely to continue to be volatile and could continue to be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock, as you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the trading prices and trading volumes of fintech stocks;

●	changes in operating performance and stock market valuations of other fintech companies generally, or those in our industry in particular;

●	sales of shares of our common stock by us or our stockholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements by us or our competitors of new products, features, or services;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

Notwithstanding the foregoing potential causes of volatility, you are cautioned that specific causes of volatility are never perfectly clear. Moreover, our relatively small public float may amplify the impact that actions by a small number of stockholders have on the trading price of our common stock, potentially causing that price to deviate—potentially significantly—from a price that more accurately reflects our underlying business performance.

Also, in recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock shortly after your investment. Volatility in our common stock could lead to the loss of some or all of your investment.

Additionally, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been brought against such companies. This litigation, if brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change of corporate control.

Our directors, executive officers and affiliated holders beneficially own, in the aggregate, approximately 66.24% of our outstanding common stock as of the date of this Annual Report. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for more information regarding the ownership of our outstanding stock by our executive officers, directors and holders of more than 5% of our common stock, together with their affiliates.

If we issue equity securities in the future, your ownership in us could be diluted.

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline and result in significant dilution for holders of our common stock. For example, in 2026, we expect to become eligible to use and to utilize a “universal shelf registration statement,” which will enable us to raise equity funding more quickly; however, such funding will cause dilution of your interests in our company. In addition, the exercise of outstanding stock options and warrants may result in further dilution of your investment.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company and are an accelerated or large accelerated filer.

Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (and the rules and regulations of the Securities and Exchange Commission thereunder). Once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above and depending on our status as per Rule 12b-2 of the Securities Exchange Act of 1934, as amended, our independent registered public accounting firm may also need to attest to the effectiveness of our internal control over financial reporting under Section 404.

We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of internal controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be materially and adversely affected and the market price of our common stock could be negatively affected, which could require additional financial and management resources.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.

Our business depends on consumer demand for our platform and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our listing; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on short duration historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve the valuation of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If only a limited number of securities or industry analysts commence coverage of our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

We currently have business liability insurance policies covering our business. These policies may not provide sufficient coverage in the face of significant claims or multiple claims. Claims exceeding our insurance coverage, or outside of our insurance coverage, could create significant increases in internal costs. If we incur such costs, it could have a material adverse effect on our business, financial condition, and operating results.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business. Accordingly, you must rely on the sale of your common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.

Our Amended and Restated Bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, a state or federal court located in the State of Delaware shall be the sole and exclusive forum for  (a) any derivative action or proceeding brought on behalf of our company, (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Delaware Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. (the “Delaware Forum Provision”). This, however, shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Securities Exchange Act of 1934, as amended, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the Delaware Forum Provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. If the Delaware Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Delaware Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The competent courts of the State of Delaware and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

Our management evaluates cybersecurity risk from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors. Such risks are reviewed on a periodic basis as deemed appropriate.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	the use of antivirus software, as well as other software to prevent and detect data intrusions.

●	the installation of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.

●	if necessary, the use of third-party security experts if and when an incident is detected

We are not aware of having experienced any material cybersecurity incidents. We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions.

Governance

Our board of directors has yet to establish any formal committees related to cybersecurity risks. Management updates our board of directors regarding cybersecurity risks as necessary.

ITEM 2. Properties

We have a distributed workforce that historically works remotely. We are currently working to finalize the purchase of new corporate office space in New York City. On October 14, 2025, we formed a new wholly owned subsidiary, 537 Greenwich LLC, for the purpose of acquiring and holding the new corporate offices, which will serve as our corporate headquarters. We expect to finalize the office space purchase prior to December 31, 2025.

ITEM 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. We are currently not involved in any legal proceedings that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. Mine and Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “ATHR.”

Holders of Record

As of December 11, 2025, we had approximately 30 holders of record of our common stock. Because most of our shares of common stock held by persons other than our original stockholders are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders who beneficially own our stock.

Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of September 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	1,183,128
Equity compensation plans not approved by security holders	-	$-	-
Total	-	-	1,183,128

Recent Sales of Unregistered Securities

During the three months ended September 30, 2025, the Company did not conduct any unregistered sales of equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview of Our Company

We are an emerging financial technology platform company that offers proprietary research analytics, data and tools for both institutional and retail equity traders through our flagship, cloud-based software platform, SentimenTrader.com. By integrating advanced technologies, including AI tools, with the critical thinking and analytical abilities of our team of evidenced-based trading veterans, we aim to provide our Users with a powerful combination of technology and expertise, enabling them to make informed decisions to level-up their trading in the markets.

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

We currently generate revenue from subscriptions to SentimenTrader, IPO Stream and Altcoin . Cloud-based services allow our users to access tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the subscription term beginning on the commencement date of each subscription, which is the date our cloud-based software is first made available to a user. Subscription agreements generally have terms ranging from one month and one year. For the years ended September 30, 2025 and 2024, our total revenues were $1,380,850 and $1,440,096, respectively.

The registration statement for our initial public offering (“IPO”) was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of our common stock at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares at the same public offering price. On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses.

On April 30, 2025, we incorporated a new subsidiary, Alpha Edge Media, Inc., to support our expanding newsletter business. The newsletters published by AEM will target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening our overall coverage of securities, markets and exchanges. We believe the expansion of our newsletter business will complement the newsletters currently published through our SentimenTrader platform and enable us to continue to build brand authority, expand recurring engagement with our Users, generate new User engagement with SentimenTrader, and open up new revenue streams through potential advertisements, sponsorships, and premium content.

On May 22, 2025, we incorporated a new subsidiary, Aether Grid Inc., to house and support the growth of our suite of financial tools designed to empower our Users.

On June 6, 2025, we incorporated a new subsidiary, Aether Labs, Inc., to act as the arm of the Company that focuses on innovation and research and development of our fintech ecosystem, with a focus on proprietary analytics and AI-driven models.

We continue to focus on achieving our mission of establishing ourselves as a preeminent fintech information company dedicated to the development of smart platforms tailored to empower the investing community with actionable strategic insights. To this end, in addition to further developing our newsletter business through AEM and expanding the securities, markets, and exchanges we currently cover, we are also actively exploring research and development initiatives to focus on advancing proprietary analytics and AI-driven models, as well as the possibility of growth through acquisition of complementary tools and technologies that would enhance our platform’s capabilities and value to Users

Recent Acquisitions

Altcoin

On June 11, 2025, we acquired substantially all digital assets associated with the Altcoin Investing newsletter business for total consideration of $9,000. The acquisition expands our digital media footprint within the cryptocurrency research and education segment and aligns with the growth strategy of AEM, our digital media subsidiary.

The acquired assets include the Altcoin domain name, trade name, subscriber lists, historical research content, social media presence, and associated platform rights, which we believe will enhance AEM’s audience reach and engagement. We have integrated the Altcoin content ecosystem into AEM’s suite of newsletters, which we expect will improve cross-promotion, channel diversification, and monetization opportunities through advertising, affiliate relationships, and premium content.

We believe the Altcoin acquisition will strengthen our competitive position in the digital media and alternative investment content markets by expanding audience reach and enhancing AEM’s portfolio of specialized financial newsletters.

WhaleTales

On September 16, 2025, we completed the acquisition of substantially all assets associated with the WhaleTales digital newsletter business, including a digital content library, domain name, trade name, subscriber lists, and associated vendor and writer relationships, for total consideration of $12,500. The acquisition enhances the content portfolio of AEM and expands our digital reach within targeted investor-focused media channels. We expect the addition of WhaleTales to strengthen long-term user engagement, improve cross-property distribution efficiency, and support incremental monetization opportunities through sponsorships, premium content offerings, and advertising.

We believe that the WhaleTales acquisition will contribute positively to AEM’s growth strategy by increasing audience scale, enhancing engagement metrics, and providing additional opportunities for commercial partnerships across our media network.

Recent Developments

Formation of 537 Greenwich LLC

On October 14, 2025, we formed a new wholly owned subsidiary, 537 Greenwich LLC, under the laws of the State of Delaware. The subsidiary was established for the purpose of acquiring and holding office space in New York City, which will be purchased and owned by 537 Greenwich LLC, which will serve as our corporate headquarters.

Acquisition of 21bitcoin.xyz

On October 15, 2025, we announced the acquisition of 21Bitcoin, a digital platform that autonomously generates and distributes real-time market intelligence through an advanced AI-powered publishing engine. 21Bitcoin provides expansive coverage of the digital asset landscape, including market trends, blockchain innovation, industry developments, regulatory policy, decentralized finance (DeFi), non-fungible tokens (NFTs), the metaverse, Web3 infrastructure, cybersecurity, privacy, and global adoption trends. The integration of 21Bitcoin into AEM is expected to deepen our coverage for both institutional and retail readers by combining algorithmic precision with editorial context. We believe this acquisition strengthens AEM’s position as a data-centric media network, enhances its AI and automation capabilities, and supports our broader strategy to expand our AI-driven media and fintech ecosystem. The transaction aligns with our long-term vision to merge advanced analytics with trusted financial media, creating a connected ecosystem of insights, automation, and intelligence.

Removal of Director

On November 21, 2025, we received a written consent in lieu of stockholder meeting dated November 21, 2025, executed in accordance with Section 228 of the DGCL and Article III Section 8 of our Amended and Restated Bylaws, whereby Elixir Technology Inc., an entity controlled by Jaclyn Mang Hei Wu, a former member of our board of directors, and Up and Up Ventures Limited, an entity controlled by Nicolas Kuan Liang Lin, our Chairman and Chief Executive Officer, which together are the beneficial owners of a majority of our outstanding common stock, removed Mr. David Mandel from our board of directors with immediate effect pursuant to Section 141(k) of the DGCL.

Dispute with Former Director

As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025, our management is currently engaged in a dispute with Mr. David Mandel, a former member of our board of directors. On July 18, 2025, our board of directors received an email notification from Mr. Mandel wherein he alleged that he was promised the position of Chief Executive Officer of the Company with associated compensation of an annual salary of $220,000 and seven percent (7%) of the outstanding common stock of the Company, subject to a vesting schedule over a three-year period. Our management firmly denies these allegations, rejects the premise that any agreement related to the subject matter of the allegations was ever entered into, and does not believe that any related legal claim, if brought, would hold merit or be valid. See the section above entitled “Risk Factors - Our management is currently in a dispute with one of our former directors. If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company, and adversely affect our stock price” for a discussion of the risks associated with the dispute.

Special Committee Investigation

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2025, on July 23, 2025, our board of directors was made aware of certain assertions through the online publication of third party “short report” that Nicolas Lin, our Chief Executive Officer and Chairman, did not disclose an affiliation with one of our shareholders, 28 Ventures Aether. In response, our board of directors, through the Company’s counsel, initiated an investigation into, among other things, whether Mr. Lin has beneficial ownership of, or voting or dispositive control over, the shares of our common stock held by 28 Ventures Aether. On August 18, 2025, our board of directors formed the Special Committee comprised of two non-management directors, Justin Molander and Timothy Murphy, to, among other things, oversee the Investigation and report to the board of directors its conclusions and recommendations as to what actions, if any, the Company should take with respect to the Assertions.

With the assistance of counsel, the Special Committee reviewed documentation, interviewed witnesses, and made inquiries of third parties. The Special Committee presented preliminary conclusions and recommendations to our board of directors on September 18, 2025, and final conclusions and recommendations October 31, 2025, which our board of directors adopted. Following the Investigation, the Special Committee found no conclusive evidence that Mr. Lin, from December 30, 2024, the date of the initial filing of our registration statement on Form S-1 with the SEC, to the present, held an ownership interest in 28 Ventures Aether, 28 Ventures Master, or any of their affiliated entities, was an affiliate of any 28 Ventures Entities, or that Mr. Lin otherwise held or exercised voting power, dispositive control, or managerial authority, directly or indirectly, over the shares of our common stock owned by 28 Ventures Aether.

Resignation of Director

On December 14, 2025, Jaclyn Mang Hei Wu resigned as a member of our board of directors for personal reasons related to a regulatory proceeding (announced on November 27, 2025) initiated by the British Columbia Securities Commission towards her and Elixir Technology Inc. (a significant stockholder of the Company which is also an affiliate of Ms. Wu).

Bitcoin Treasury Strategy

On July 18, 2025, our board of directors approved the adoption of a new treasury strategy for the Company, which primarily consists of holding the majority our liquid assets in bitcoin. We do not currently hold any bitcoin and we intend to fund our initial acquisition of bitcoin with the proceeds of a public or private offering of our securities; however, there can be no assurances that we will complete such an offering on favorable terms, on unfavorable terms, or at all. If we do not complete an offering of our securities, we intend to pursue other capital raising opportunities to finance our initial acquisition of bitcoin. See the sections above entitled “Business – Bitcoin Treasury Strategy” and “Risk Factors – Risks Related to our Bitcoin Treasury Strategy and Holdings.”

Financial Highlights

The following tables present the revenue, cost of sales, gross margin and the net cash provided by or used in operating activities for the years ended September 30, 2025 and 2024.

	For the Year ended
	September 30,
	2025	2024	% Change

Revenue	$1,380,850	$1,440,096	(4.11)%
Cost of sales	$403,381	$445,466	(9.45)%
Gross profit margin	70.79%	69.07%	2.49%
Net cash used in operating activities	$(3,570,318)	$(688,661)	418.44%

Factors and Trends Affecting Our Business and Results of Operations

We believe the most significant factors that affect our business and results of operations including the following:

Increasing Usage by Our Existing Customers

Our existing Userbase presents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing Users. This deeper relationship with our Users will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We are focusing our sales and support teams to prevent User churn by ensuring that our products and services can provide a high level of value. Our goal is to continue to increase our revenue from existing Users through the introduction of new products and features tailored to our customer base in addition to expanded User outreach, focused on larger Users and specific use cases.

Growing Our Base of Higher Spend Customers

We believe there is a substantial opportunity to further expand our User base to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract enterprise Users, including new marketing and partnership initiatives that further optimize our self-service revenue funnel and help Users expand their usage.

Investing in Our Platform and Product Offerings

We have a history of, and will continue to invest significantly in, delivering innovative products, features and functionality targeted at our core Userbase. The market opportunity for our core services of providing proprietary research analytics, data, and tools for equity traders through a flagship platform continues to expand and we are making targeted investments to expand this revenue. Beyond the SentimentTrader platform, we continue to see large growth opportunities in U.S. markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years. In addition, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate User acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our market opportunity.

Increasing Importance of AI

Our future success depends in large part on the continuing adoption of AI, proliferation of retail investors and the increasing importance of research, all of which we believe can drive the adoption of our equity research platform. We believe our market opportunity is large and that these factors will continue to drive our growth.

Research and Development

During the year, our research and development activities were primarily focused on building and testing the core components of the XYZ Terminal platform. Key efforts included:

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

Research and development expenditures for the year primarily consisted of fees charged by third-party service providers. Management expects research and development work on XYZ Terminal to continue in subsequent periods, with commercialization targeted following the completion of the initial feature set.

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations. While our business model provides some resilience against these factors, we will continue to monitor the impacts of these or similar circumstances on our business, and will take appropriate measures to minimize potential risk exposure.

Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

SentimenTrader

	For the Year Ended September 30,
	2025	2024	% change
Free Subscribers	1,558	5,576	(72.1)
Average conversion rate from free to Paid Subscribers	19.10%	23.90%	(20.1)
Paid Subscribers	2,319	2,831	(18.1)
Average Revenue Per User (“ARPU”)	$595	$509	16.9

Free Subscribers

“Free subscribers” are defined as Users who subscribe to our free investment publications using a valid email address and remain directly opted-in, excluding paid subscribers who also receive free subscriptions. These free subscriptions often feature daily publications with commentary on the stock market, investment ideas, and other specialized topics. Our free publications include advertisements and editorial support for our current marketing campaigns. Through these publications, free subscribers become acquainted with our editors and analysts, explore our products and services, and discover how we could help them become better investors.

The number of free subscribers for SentimenTrader decreased by 4,018, or 72.06%, from 5,576 for the year ended September 30, 2024 to 1,558 for the year ended September 30, 2025. This decline was primarily due to the limited number of marketing campaigns for free subscriptions during the year ended September 30, 2025, compared to the large-scale marketing campaigns conducted throughout the year ended September 30, 2024.

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

Paid Subscribers

“Paid subscribers” are defined as the number of monthly average users with paid subscriptions during the period or year. We view the number of paid subscribers at the end of a given year as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting free subscribers to paid subscribers and generating direct-to-paid paid subscribers. We grow our paid subscriber base through performance marketing directly to prospective and existing users across a variety of media, channels, and platforms. Management anticipates the conversion rate will increase when the business becomes more mature in the future.

Paid subscribers for SentimenTrader decreased by 512, or 18.09%, from 2,831 for the year ended September 30, 2024 to 2,319 for the year ended September 30, 2025.

The average conversion rate for SentimenTrader was approximately 19.10% and 23.90% for the years ended September 30, 2025 and 2024, respectively. The lower conversion rates for the year ended September 30, 2025 was attributable to the absence of a large-scale promotional campaign.

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

Because Altcoin Investing began operations in August 2025, no subscriber data is currently available for its Users.

Average Revenue Per User (“ARPU”)

The ARPU is calculated based on the revenue divided by the number of monthly average paid subscribers over that period or year. We believe ARPU is a key indicator of how successful we are in attracting users to higher-value content. We believe that our high ARPU is indicative of the trust we build with our users and of the value they see in our products and services.

ARPU for SentimenTrader increased by $86, or 16.90%, to $595 for the year ended September 30, 2025, as compared to $509 for the year ended September 30, 2024.

Revenue

Revenue is generated from providing online subscription services. Revenue is generally recognized ratably over the contract term, starting from the commencement date of each contract, which is the date our cloud-based software is made available to customers and collection is reasonably assured.

Total revenue decreased marginally by $59,246, or 4.11%, from $1,440,096 for the year ended September 30, 2024, to $1,380,850 for the year ended September 30, 2025.

Results of Operations

For the years ended September 30, 2025 and 2024

The following table summarizes the results of consolidated statements of operations and comprehensive loss for the years ended September 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the year ended September 30,
	2025		2024
					Amount	Percentage
		As % of		As % of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Sales	$1,380,850	100.00%	$1,440,096	100.00%	$(59,246)	(4.11)%
Cost of sales	403,381	29.21%	445,466	30.93%	(42,085)	(9.45)%
Gross profit	977,469	70.79%	994,630	69.07%	(17,161)	(1.72)%

Operating expenses
Sales and marketing expenses	553,385	40.08%	130,443	9.06%	422,942	324.24%
General and administrative expenses	3,623,915	262.44%	1,653,623	114.83%	1,970,292	119.15%
Research and development expenses	52,500	3.80%	150,000	10.42%	(97,500)	(65.00)%
Total operating expenses	4,229,800	306.32%	1,934,066	134.30%	2,295,734	118.70%

Interest Income	91,439	6.62%	-	-	91,439	-
Other income, net	24,879	1.80%	-	-	24,879	-
Total Other Income	116,318	8.42%	-	-	116,318	-

Loss before income taxes	(3,136,013)	(227.11)%	(939,436)	(65.23)%	(2,196,577)	233.82%
Provision for income taxes	(5,298)	(0.38)%	-	-	(5,298)	-
Net loss and comprehensive loss	$(3,141,311)	(227.49)%	(939,436)	(65.23)%	(2,201,875)	234.38%

Revenue

Our revenues decreased by $59,246, or 4.11%, from $1,440,096 for the year ended September 30, 2024, to $1,380,850 for the year ended September 30, 2025.

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

Gross Profit and Costs of Sales

Cost of sales mainly include the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and the analyst salaries. Cost of sales decreased by $42,085, or 9.45%, from $445,466 for the year ended September 30, 2024, to $403,381 for the year ended September 30, 2025.

Gross profit decreased by $17,161 or 1.72% from $994,630 for the year ended September 30, 2024, to $977,469 for the year ended September 30, 2025. The decrease in gross profit was mainly due to the decrease in subscription revenue and decrease in cost of sales, as discussed above.

Gross profit margin increased from 69.07% for the year ended September 30, 2024, to 70.79% for the year ended September 30, 2025. The increase in gross profit margin was primarily attributable to the combined impact of the decrease in subscription revenue and decrease in cost of sales.

Our cost and gross profit are as follows:

	For the year ended			For the year ended			Variance	Variance	Variance
	September 30, 2025			September 30, 2024			in Cost	in	in
	Cost of	Gross	Gross	Cost of	Gross	Gross	of	gross	gross
Category	sales	profit	profit%	sales	profit	profit%	sales	profit	profit%

Subscription service	$403,381	$977,469	70.79	$445,466	$994,630	69.07	$(42,085)	$(17,161)	2.49%
Total	$403,381	$977,469	70.79	$445,466	$994,630	69.07	$(42,085)	$(17,161)	2.49%

Sales and marketing expenses

Our sales and marketing costs primarily consist of expenses related to advertising and marketing consultants. These costs increased by $422,942, or 324.24%, from $130,443 for the year ended September 30, 2024, to $553,385 for the year ended September 30, 2025, representing 40.08% and 9.06% of our revenue for the respective years. The increase was mainly driven by higher advertising and marketing expenses compared to fiscal year 2024.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, software development expenses, travel and entertainment expenses and amortization expenses. Our general and administrative expenses represented 262.44 % and 114.83 % of our revenue for the years ended September 30, 2025 and 2024, respectively. General and administrative expenses increased by $ 1,970,292 or 119.15% from $ 1,653,623 for the years ended September 30, 2024, to $ 3,623,915 for the year ended September 30, 2025. The increase was mainly due to the increase in professional fees and executive and director compensation.

Our legal and professional fees increased by $ 969,005 or 90.36%, from $ 1,072,363 for the year September 30, 2024, to $ 2,041,368 for the year ended September 30, 2025, representing 56.25% and 64.85% of our total general and administrative expenses for the years ended September 30, 2025 and 2024, respectively. The increase was mainly due to the increase in accounting and consulting fees for the IPO.

Our salaries and benefits, including executive officers and directors’ compensation, increased by $528,990 or 145.02%, from $364,774 for the year ended September 30, 2024, to $893,764 for the year ended September 30, 2025, representing 24.61% and 22.06% of our total general and administrative expenses for the years ended September 30, 2025 and 2024, respectively. The increase was mainly due to the appointment of several executive officers from April to August 2024.

Research and development expenses

Our research and development expenses primarily consist of expenses related to the development of AI and machine learning tools for our platform. These costs decreased by $97,500, or 65.00%, from $150,000 for the year ended September 30, 2024, to $52,500 for the year ended September 30, 2025, representing 3.80% and 10.42% of our revenue for the respective years. We remain committed to further expanding our investment in AI-related features to deliver enhanced functionality and value to our Users.

Loss before income taxes

We had a loss before income taxes of $3,136,013 and $939,436 for the years ended September 30, 2025, and 2024, respectively. The loss was primarily attributable to the increase in sales expenses, general and administrative expenses and the decrease in gross profit.

Provision for income taxes

We had provision for income taxes of $5,298 for the year ended September 30, 2025 related to taxes due to the state of Minnesota.

Net loss and comprehensive loss

We had a net loss and comprehensive loss of $3,141,311 and $939,436 for the years ended September 30, 2025 and 2024, respectively. The loss was primarily attributable to the increase in sales expenses, general and administrative expenses and the decrease in gross profit. The discussion regarding the increase in sales expenses, general and administrative expenses and the decrease in gross profit are discussed in the sections above.

Cash Flows

For the years ended September 30, 2025 and 2024

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended September 30,
	2025	2024
Net cash used in operating activities	$(3,570,318)	$(688,661)
Net cash used in investing activities	(250,667)	-
Net cash provided by financing activities	7,681,331	1,148,378
Net increase in cash	3,860,346	459,717
Cash, beginning of the year	557,823	98,106
Cash, end of the year	$4,418,169	$557,823

Operating Activities

Net cash used in operating activities was $3,570,318 for the year ended September 30, 2025, as compared to net cash used in operating activities of $688,661 for the year ended September 30, 2024. The increase in net cash used in operating activities was mainly attributable to the following factors:

●	Net loss of 3,141,311 for the year ended September 30, 2025, compared to net loss of 939,436 for the year ended September 30, 2024;

●	Services in exchange for shares incurred $0 for the year ended September 30, 2025, compared to $222,919 for the year ended September 30, 2024;

●	Prepaid expenses increased by $345,787 for the year ended September 30, 2025, compared to an increase of $6,526 for the year ended September 30, 2024;

●	Accounts payable and accrued liabilities increased by $91,925 for the year ended September 30, 2025, compared to a decrease of $109,068 for the year ended September 30, 2024;

●	The amounts due to related party decrease by $154,759 for the year ended September 30, 2025, compared to the increase of $164,719 for the ended September 30, 2024; and

●	Contract liabilities decreased by $21,449 for the year ended September 30, 2025, compared to a decrease of $23,363 for the year ended September 30, 2024.

Investing Activities

Net cash used in investing activities was $250,667 for the years ended September 30, 2025 and $0 for the year ended September 30, 2024.

The increase in net cash used in investing activities for the year September 30, 2025 was primarily due to purchase of computers of $1,817, payment for intangible assets for $40,850, advances for purchase of property for $108,000 and advance of $100,000 to third-party vendors for the development of intangible assets for the year ended September 30, 2025. No comparable investing cash outflows were incurred during the year ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $7,681,331 for the year ended September 30, 2025, as compared to $1,148,378 for the year ended September 30, 2024.

The increase in net cash provided by financing activities for the year ended September 30, 2025, was primarily due to net proceeds of $7,725,350 from the share issuance in our IPO, and offset by deferred offering costs decreased of $44,019 compared to net proceeds of $1,505,662 from the share issuance through non-brokered private placements, and offset by deferred offering costs increased of $139,017 ,and the payment of $218,267 to acquire non-controlling interest in Sundial during the year ended September 30, 2024.

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

Working Capital

As of September 30, 2025, our current assets were $4,783,242 which includes cash of $4,418,169 and prepaid expenses of $365,073. Our current liabilities were $519,078 which includes trade payables and accrued liabilities of $150,727, amounts due to related parties of $9,723, and contract liabilities of $358,628. The resulting positive working capital was $4,264,164. No dividends were declared and paid to the shareholders for the year ended September 30, 2025.

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

Our available cash resources currently consist of the net proceeds from our April 2025 IPO and cash generated from our business. We estimate that we will be able to conduct our planned operations using currently available capital resources for at least the next 12 months. However, in order to meet our growth expectations, we will need to raise funds beyond our current working capital balance in order to finance future development of services and meet any debt obligations until such time as future profitable revenues are achieved. We completed our IPO on April 11, 2025 and closed the IPO Over-Allotment Option on April 16, 2025, which generated aggregate gross proceeds of $8,901,000. We believe that the successful completion of the IPO significantly improved our liquidity and financial position. We will seek to fund our operations for the next 12 months with the proceeds raised in our IPO, and if needed, through additional public and private offerings of securities.

Capital Expenditures

During the year, we advanced $108,000 towards purchase of property, $100,000 advance towards the development of Project Alpha, $40,850 towards the purchase of intangible assets and $1,817 towards the purchase of office equipment.

Contractual Obligations

As of September 30, 2025 and 2024, we don’t have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources for the years ended September 30, 2025 and 2024.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies and estimates that affect the preparation of financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

The financial statements begin on page F-1 and are incorporated in their entirety into this Item 8.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the three months ended September 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of our directors and executive officers, their ages as of the date of this Annual Report, their positions held and the year they commenced service with us.

Name	Age	Position/Title
Nicolas Kuan Liang Lin	38	Chief Executive Officer and Chairman
Suresh R. Iyer	51	Chief Financial Officer
David Chi Ching Ho	54	Chief Strategy Officer
Hao Hu	51	Chief Technical Officer
Justin Peter Molander (1)(2)(3)(4)	42	Independent Director
Timothy William Murphy (1)(2)(3)(4)	54	Independent Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Investment and Treasury Committee

Nicolas Kuan Liang Lin has been a director of our company since August 25, 2023, was appointed our interim Chief Executive Officer and Director on September 11, 2023, and was appointed our Chief Executive Officer and Chairman on April 1, 2024. He is an experienced corporate finance executive has over a decade experience in the field of equity capital markets transactions, particular expertise in the field of U.S.-based transactions. Mr. Lin has advised and participated in a number of such transactions, often on behalf of Chinese and other Asian clients. Mr. Lin has been a director of Advance Opportunities Fund and Advance Opportunities Fund I since March 2019 and served as a director and Chief Financial Officer of Origin Investment Corp. I from September 2024 to September 2025. He has also been a director of St James Gold Corp (TSXV: LORD; OTCQB: LRDJF), a mining and exploration company headquartered in Vancouver since October 2019. Mr. Lin has served on the board of several public companies in the United States and Canada with experiences including Hawkeye Systems Inc., Technovative Group Inc., Rebel Group, Inc., and Moxian, Inc., where he has led and executed multiple transactions ranging from fund-raising, restructuring, and advisory. From 2012 to 2017, Mr. Lin was a manager at 8i Capital Ltd., where he was involved in advising businesses to list in the United States and London, fundraising, and restructuring work. Mr. Lin’s previous roles include a wide range of finance and legal positions, primarily advising Chinese and Asia-based businesses from restructuring to fund-raising. Mr. Lin received his Bachelor of Law degree from Queen Mary University of London and his MBA degree from University Canada West. We believe Mr. Lin is qualified to serve on our board of directors due to his status as a founder of our company as well his experience with public companies and capital markets.

Suresh R. Iyer was appointed as our Chief Financial Officer on May 16, 2024. He is an accomplished senior finance professional with over 25 years of international experience in both public and private sectors. As Managing Partner of SRI Associates and a founding member of Ledger Folios, he specializes in US GAAP, IFRS, SEC Reporting, financial planning, IPO/Transaction Readiness, and SPAC/de-SPAC transactions and has assisted clients with reducing operating costs through Offshore Consulting, improving their financial and operational procedures and controls, preparing for a planned IPO, performing a risk assessment, and reviewing various SEC reporting forms. He holds both CPA and ACA credentials and has extensive knowledge and exposure to the Fintech and Start-up industry. Previously, he was an Audit Manager at BDO USA LLP from January 2017 to June 2021, leading audits for major investment firms and helped in developing BDO’s captive service center in India. From May 2015 to September 2016, he served as a Sr. Associate at PricewaterhouseCoopers LLP, managing financial statement audits. As Corporate Controller at Flex Films USA Inc. from July 2011 to April 2015, he formulated internal controls policies and implemented financial strategies. Earlier in his career, he worked at Iyer Associates from November 2009 to July 2011 and Deloitte & Touché LLP from September 2005 to March 2009, focusing on audit, business development, and financial due diligence.

David Chi Ching Ho has been our Chief Strategy Officer since April 1, 2024. He is a corporate strategy professional with more than 25 years of business experience with a proven track record of driving growth and expansion through strategic planning, mergers & acquisitions, and joint-venture partnerships. Since July 2020, Mr. Ho has been the strategic advisor to the Hoovest Group, advising the group on its investments, as well as its corporate strategy and strategic alliances. From September 2018 to April 2020, Mr. Ho was an assistant to the Chairman, and corporate development leader of Lai Sun Development (HKEX: 0488), where he facilitated and supported the Group’s direct investments, acquisitions, and joint venture partnerships. From January 2014 to August 2018, Mr. Ho was a co-founder and executive director at Pergill Internationally Holdings Inc., where he engaged in M&A advisory, corporate strategy, business development, joint venture partnerships and strategic alliances, and successfully completed the acquisition of assets with a total transaction value of US$280 Million. From June 2009 to May 2017, Mr. Ho was the co-founder and executive director of ChinaLive WTM, where he integrated marketing agency servicing multinational well-known clients including Absolute Vodka, Pernod Ricard and Chivas Regal. From 2010 to 2014, he was also a Greater China business advisor at Reliance Media &Entertainment (Mumbai and Los Angeles) and represented Reliance to monetize their digital content and IP rights in the Greater China region. From 2000 to 2010, he was involved as a co-founder and executive in several companies including BigCafe Holdings Ltd., Temple Saigon and V Private Clubs and DNA-e. Mr. Ho received his Bachelor of Arts degree from University of British Columbia in 1993, he is also fluent in English, Mandarin and Cantonese.

Hao Hu has been our Chief Technical Officer since August 1, 2024. Mr. Hao Hu is an excellent technical professional with over 20 years of experience in software development and management. Since January 2023, Mr. Hu has been the Chief Information Officer of Sundial, and since July 2024, Mr. Hu has also served as the Interim Chief Executive Officer of Sundial. From August 2021 to March 2023, he was the Chief Technology Officer of Elixir Technology, Inc., where he led the team to significant milestones in technological innovation and machine learning development. From March 2020 to July 2021, Mr. Hu served as the Director of IOT Software Development of Omnisolu Technology Inc. From May 2014 to November 2019, he founded and served as the Chief Executive Officer of Guyi Network Technology Co. During the decade from 2003 to 2013, Mr. Hu served as a Software Engineer / Developer in various technology companies in Vancouver, including Wurldtech Security, Corinex Communications, Aurel Systems., Intel Corporation, and Mitel Telecom. Mr. Hu holds 20+ Industry Automation and IOT Data security patents pending and has been a committee member of several nation-level industrial committees. He received his Bachelor of Electrical Engineering from Zhejiang University in 1995 and his M.Sc. in Computer Science from Dalhousie University in 2002.

Justin Peter Molander, has been a director of our company since April 9, 2025. He is a registered member of the Sapotaweyak Cree Nation who holds both Certified Public Accountant and Certified Management Accountant designations. He has over 20 years of experience spanning from financial analysis and market research to financing high growth, capital intensive companies in broad range of industries. He has assembled major financing packages and oversaw the execution of these deals. He has held profile positions in the mining industry analyzing business risk, demand, supply, pricing and mergers and activity. Since September 2021, Mr. Molander has been a Sessional Instructor and teaches in the business and accounting departments at Kwantlen Polytechnic University, Langara College, University Canada West and CPA Canada. Since June 2014, he has served as the Founder and Managing Director of Trading Post Investments Ltd. From September 2011 to July 2014, he was a Commodity/Research Analyst to Teck Resources, Coal Business Unit. From August 2007 to January 2011, he served as the Executive Assistant to the Minister of Energy and Mines & Research Officer for the Minister of Finance, where he provided political and policy advice to Members of the Legislative Assembly. Mr. Molander has acted as an Accountant since July 2001.We believe Mr. Molander is qualified to serve as a member of our board of directors due to accounting and finance experience.

Timothy William Murphy, has been a director of our company since April 9, 2025. He is an experienced business executive and international lawyer. He is the Founding Partner of Murphy & Company, LLP since January 2011, a leading business law firm in Vancouver, Canada, and has over 15 years of experience advising high growth companies on mergers and acquisitions, technology and finance matters. Mr. Murphy has executive experience as a chief executive officer and has served on the boards of numerous public and private companies. Since August 2019, Mr. Murphy has served as a board member of Shop and Shout Ltd., and has additionally served as a board member of the Angus Reid Institute since August 2018. From 2018 to 2021, Mr. Murphy also served as a board member in several private and public companies, including Rival Group Inc., Asep Medical Holdings Inc., and Gerser Brands Inc. Mr. Murphy received his Bachelor of Law and Arts from the University of Saskatchewan in 2001 and 2004, respectively, and later earned his Master of Laws from McGill University in 2006. We believe Mr. Murphy is qualified to serve as a member of our board of directors due to his substantial experience leading and advising businesses.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Director Independence

With the removal of David Mandel as an independent director of our company in November 2025 and the resignation from our board of directors by Jaclyn Mang Hei Wu on December 14, 2025, each as described elsewhere in this Annual Report, our board of directors is currently comprised of three directors, a majority of which are independent directors. Our board of directors is presently searching for additional qualified candidates, at least one of which will be independent, to fill the vacancies on the board occasioned by Mr. Mandel’s removal and Ms. Wu’s resignation.

In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Of our current directors, we have determined that Justin Peter Molander and Timothy William Murphy are “independent” directors under the Nasdaq listing standards, while Nicolas Kuan Liang Lin is not independent under such standards. We have also determined that each of the two current members of the Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Exchange Act and the rules promulgated thereunder and under the Nasdaq listing standards. Further, the board of directors has determined that each of the two members of both the Compensation Committee and the Nominating and Corporate Governance Committee is “independent” under the Nasdaq listing standards.

Board Committees

We have four standing committees of our board of directors: the Audit Committee, Compensation Committee, the Nominating and Corporate Governance Committee, and the Investment and Treasury Committee. Each of the board committees act pursuant to a separate written charter adopted by our board of directors. The charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are available on our website at https://helloaether.com/. Our board of directors may at any time or from time to time appoint certain other committees in its sole discretion as it deems necessary or appropriate to carry out its functions.

Audit Committee

The Audit Committee consists of Justin Peter Molander (Chairman) and Timothy William Murphy. Our board of directors has determined that all of the members of the Audit Committee are “independent,” as defined by the Nasdaq listing standards and by applicable SEC rules. In addition, the board of directors has determined that Justin Peter Molander is an audit committee financial expert, as that term is defined by the SEC rules, by virtue of having the following attributes through relevant experience: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves; (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

The function of the Audit Committee relates to oversight of the auditors, the auditing, accounting, and financial reporting processes, and the review of the Company’s financial reports and information. In addition, the functions of the Audit Committee includes, among other things, recommending to the board of directors the engagement or discharge of independent auditors, discussing with the auditors their review of the Company’s quarterly results and the results of their audit, and reviewing the Company’s internal accounting controls.

Compensation Committee

The Compensation Committee consists of Justin Peter Molander and Timothy William Murphy. The board of directors has determined that all of the members of the Compensation Committee are “independent,” as defined by Nasdaq listing standards. The responsibility of the Compensation Committee is to review and approve the compensation and other terms of employment of our President and Chief Executive Officer and our other executive officers, including all of the executive officers named in the Summary Compensation Table under the heading “Executive Compensation” below (the “named executive officers”). Among its other duties, the Compensation Committee oversees all significant aspects of the Company’s compensation plans and benefit programs. The Compensation Committee annually reviews and approves corporate goals and objectives for the President and Chief Executive Officer’s compensation and evaluates the Chief Executive Officer’s performance in light of those goals and objectives. The Compensation Committee also recommends to the board of directors the compensation and benefits for members of the board of directors. The Compensation Committee has also been appointed by the board of directors to administer our 2024 Equity Incentive Plan. The Compensation Committee does not delegate any of its authority to other persons.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Timothy William Murphy (Chairman) and Justin Peter Molander. The committee members are independent under applicable Nasdaq rules and regulations. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential board members, making recommendations to the full board as to nominees for election to the board, assessing the effectiveness of the board and implementing our corporate governance guidelines.

Investment and Treasury Committee

The Investment and Treasury Committee is comprised of Timothy William Murphy and Justin Peter Molander (Chairman). The Investment and Treasury Committee is responsible for, among other things, oversight and periodic approval of the Company’s (i) treasury strategies, particularly those related to the Company’s digital assets and related Company assets, (ii) liquidity, working capital, financing activities, asset custodian and manager relationships, and related matters, and (iii) investment management and treasury policies and guidelines, particularly those related to the Company’s digital assets, including review of asset manager and financial advisor selections, the establishment of investment strategies and goals, review of investment performance, and oversight of investment risk management exposure policies and guidelines.

Code of Business Conduct and Ethics and Insider Trading Policy

Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) and an Insider Trading Policy, each of which are included as exhibits hereto. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. The Code of Ethics are available on our website at https://www.helloaether.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Elixir Technology Inc., a holder of more than 10% of our common stock, filed a Form 5 reporting its initial statement of beneficial ownership on November 14, 2025.

●	Up and Up Ventures Limited, a holder of more than 10% of our common stock, filed a Form 5 reporting its initial statement of beneficial ownership on November 14, 2025.

●	Greentown Investments Corporation Limited, a holder of more than 10% of our common stock, filed a Form 5 reporting its initial statement of beneficial ownership on November 14, 2025.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows information regarding the compensation of the named executive officers during the fiscal years ended September 30, 2025 and 2024.

Name and Principal	Fiscal Year Ending,	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	September 30	($)	($)	($)	($)	($)	($)	($)	($)
Nicolas Kuan Liang Lin (1) CEO and Chairman	2025	19 0,000	-	-	-	-	-	-	190,000
	2024	80,000	-	-	-	-	-	-	80,000
Suresh Iyer (2) Chief Financial Officer	2025	107,667	-	-	-	-	-	-	107,667
	2024	12,000	-	-	-	-	-	24,450	36,450
Hao Hu (3) Chief Technical Officer	2025	8	-	-	-	-	-	150,000	150,008
	2024	2	-	-	-	-	-	159,500	159,502

(1) Mr. Nicolas Kuan Liang Lin was appointed our Director on August 25, 2023, our Interim Chief Executive Officer on September 11, 2023, and our Chief Executive Officer on April 1, 2024. As of September 30, 2025, Mr. Lin received total salary compensation of $130,000, from his position as our director, pursuant to his Non-Independent Director Agreement described below. In addition, he received $60,000 in salary for his services as the our Chief Executive Officer as per his employment agreement. Prior to April 1, 2024, as described further in Mr. Lin’s Employment Agreement below, Mr. Lin did not receive any compensation from us for his role. From April 1, 2024 to September 30, 2024, Mr. Lin accrued $80,000 in salary compensation, consisting of $50,000 of fees from his position as our director, pursuant to his Non-Independent Director Agreement described below, and $30,000 of salary from his services as our Chief Executive Officer. The accrued amount as of September 30, 2024 was paid following the receipt of IPO proceeds in April 2025.

(2) On May 16, 2024, Mr. Suresh Iyer was appointed our Chief Financial Officer. During the fiscal year ended September 30, 2025, Mr. Iyer was paid $45,167 for his services provided under the Consulting Agreement with Ledger Pros LLC and $62,500 in salary compensation for his service provided under the CFO Employment Agreement described below. As of September 30, 2024, Mr. Iyer had been paid $19,650 in compensation, consisting of $6,000 salary and $13,650 expenses for his services provided under the Consulting Agreement with Ledger Pros LLC described below, with the remaining $6,000 salary having been paid in early October 2024. Mr. Iyer accrued $10,800 in fees under the Consulting Agreement as of September 30, 2024. Prior to May 16, 2024, Mr. Iyer received no compensation from the Company.

(3) Mr. Hu was appointed our Chief Technical Officer on August 1, 2024. As of September 30, 2025 and 2024. Mr. Hu accrued $8 and $2 respectively in salary compensation from the Company. As Chief Information Officer and Director of Sundial, Mr. Hu has been paid $150,000 and $159,500 as of September 30, 2025 and 2024, respectively.

Employment Arrangements with our Executive Officers

Nicolas Kuan Liang Lin

On April 1, 2024, we entered into an employment agreement with Mr. Nicolas Kuan Liang Lin, which was amended on September 1, 2024, to serve as the Company’s Chief Executive Officer. We agreed to pay Mr. Lin an annual base salary of $60,000, payable monthly. We shall pay or reimburse Mr. Lin for all reasonable and necessary expenses incurred or paid by him during the term while performing his duties under this agreement. Mr. Lin will be permitted, to the extent eligible, to participate in all employee benefit plans we maintain and is subject to certain non-compete, non-solicitation, and confidentiality covenants.

The term of the employment agreement commenced on April 1, 2024, and is subject to termination for cause (as defined therein) by us, upon the death or disability of Mr. Lin, or by us without cause. Mr. Lin is entitled to severance upon his termination by us for the aforementioned reasons, subject to certain limitations, equal to:

(i)	the Base Salary on the termination date for the shorter of (x) six months and (y) the remainder of the term (the applicable period being referred to as the “Severance Period”), payable in monthly installments;

(ii)	benefits under group health and life insurance plans in which Mr. Lin participated prior to termination through the Severance Period; and

(iii)	all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any such benefits under the Company’s pension, disability, and life insurance plans, policies, and programs.

Notwithstanding the foregoing, in the event of Mr. Lin’s termination by us for cause, death, or disability, Mr. Lin, or in the event of his death, his estate, will only be entitled to receive the amounts specified in (ii) - (iii) above.

The initial term of the employment agreement will expire on the first anniversary of the date of our initial public offering. The term of the employment agreement shall automatically renew for additional one (1) year periods after the expiration of the initial term and each renewal period unless either party gives written notice to the other at least thirty (30) days prior to the expiration of the initial term or any renewal period.

Suresh R. Iyer

Consulting Agreement

On August 1, 2024, we entered into an updated CFO Consulting Agreement with Ledger Pros LLC. Mr. Suresh R. Iyer, the Founder of Ledger Pros LLC, will serve as the Company’s Chief Financial Officer. For services rendered by Mr. Iyer under this agreement, we shall pay him at the rate of $72,000 per annum, on a pro-rated basis and payable monthly. Mr. Iyer shall also be reimbursed for all out-of-pocket and travel-related expenses incurred during the performance of this agreement. We agreed to indemnify Ledger Pros LLC against claims, liabilities, damages, losses or other obligations which may arise under the agreement.

The agreement commenced on its effective date set forth therein and continue for one year from that date unless terminated earlier. We may, at our option, agree to renew, extend, and revise this agreement prior to its expiration. Either party may terminate the agreement upon thirty (30) days’ notice to the other party. Upon termination, Mr. Iyer will be entitled to receive compensation and reimbursement for any work accrued, but not paid by the Company.

CFO Employment Agreement

On January 28, 2025, we entered into an Employment Agreement with Mr. Iyer, which was subsequently amended on February 27, 2025 (as amended, the “CFO Agreement”), to continue in his role as Chief Financial Officer, effective as of April 11, 2025. Under the terms of the CFO Agreement, Mr. Iyer will be employed as a full-time employee of the Company, with the understanding that he may provide services to other companies though his consulting company provided that the provision of such services to other companies does not create an actual or perceived conflict of interest. The CFO Agreement provides for Mr. Iyer to receive an annual base salary of $150,000 and that Mr. Iyer will be eligible to receive bonus compensation in the sole discretion of our board of directors and reimbursement of reasonable out-of-pocket travel and other expenses incurred in providing services to us.

In the event of a termination without cause or a good reason resignation, as such terms are defined in the CFO Agreement, Mr. Iyer will be entitled to severance in the amount of six months base salary and accrued bonus and benefits, conditioned upon Mr. Iyer executing a general release of claims within thirty days of his termination. The employment agreement contains other customary provisions regarding expenses and treatment of proprietary information, may be terminated by Mr. Iyer or us for any reason upon thirty days prior written notice to the other party or earlier in the event of a termination for cause, and shall continue until terminated by either Mr. Iyer or us.

Hao Hu

Sundial Employment Agreement

On March 15, 2023, Mr. Hu became the Chief Information Officer of Sundial, the wholly owned subsidiary of the Company, and entered into an associated employment agreement with Sundial (the “Sundial Employment Agreement”). Sundial agreed to pay Mr. Hu an annual base salary of $125,000, payable on a semi-monthly basis and a one-time signing bonus of 300 shares of restricted stock, scheduled to vest in three equal installments on March 31, 2023, June 30, 2023, and September 30, 2023. On July 1, 2023, Mr. Hu’s employment agreement was amended to provide for the immediate vesting of his remaining restricted shares.

On February 16, 2024, Mr. Hu’s base salary was increased to $150,000, payable on a semi-monthly basis effective March 1, 2024. Mr. Hu is eligible to receive a performance bonus at the discretion of Sundial’s board of directors and reimbursement of personal expenses incurred in connection with his performance of his duties, participate in Sundial’s health and dental insurance plan, and receive 20 business days of paid time off during each year of employment. Mr. Hu was also granted a one-time incentive signing bonus consisting of three hundred shares of restricted Sundial common stock.

Mr. Hu’s term of employment with Sundial commenced on March 15, 2023. If Mr. Hu is terminated by Sundial either not for cause or if Mr. Hu terminates his employment for good reason (as such terms are defined in the Sundial Employment Agreement), Mr. Hu will be entitled to receive up to ninety (90) days Base Salary and any pro-rated bonuses, commissions, distributions, or the like as calculated effective the last day of his employment, subject to certain conditions. The initial term of the Sundial Employment Agreement is five (5) years, subject to successive one-year extensions upon mutual agreement of the parties. The Sundial Employment Agreement additionally contains certain customary non-compete, non-solicitation, and confidentiality covenants.

Aether Employment Agreement

On August 1, 2024, we entered into an employment agreement with Hao Hu to serve as the Company’s Chief Technical Officer, which was amended on September 1, 2024. Mr. Hu has agreed to receive an additional nominal salary of $10 per year for his services as the Chief Technical Officer of the Company. We shall pay or reimburse Mr. Hu for all reasonable and necessary expenses incurred or paid by him during the term while performing his duties under this agreement. Mr. Hu will be permitted, to the extent eligible, to participate in all employee benefit plans we maintain, and is subject to certain non-compete, non-solicitation, and confidentiality covenants.

The term of the employment agreement commenced on August 1, 2024, and is subject to termination for cause (as defined therein) by us, upon the death or disability of Mr. Hu, or by us without cause. Mr. Hu is entitled to severance upon his termination by us for the aforementioned reasons, subject to certain limitations, equal to:

(i)	the Base Salary on the termination date for the shorter of (x) six months and (y) the remainder of the term (the applicable period being referred to as the “Severance Period”), payable in monthly installments;

(ii)	benefits under group health and life insurance plans in which Mr. Hu participated prior to termination through the Severance Period; and

(iii)	all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any such benefits under the Company’s pension, disability, and life insurance plans, policies, and programs.

Notwithstanding the foregoing, in the event of Mr. Hu’s termination by us for cause, death, or disability, Mr. Hu, or in the event of his death, his estate, will only be entitled to receive the amounts specified in (ii) - (iii) above.

The initial term of the employment agreement will expire on the first anniversary of the date of our initial public offering. The term of the employment agreement shall automatically renew for additional one (1) year periods after the expiration of the initial term and each renewal period unless either party gives written notice to the other at least thirty (30) days prior to the expiration of the initial term or any renewal period.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock awards held by any of our executive officers on September 30, 2025.

Employee Benefit Plans

2024 Equity Incentive Plan

The following is a summary of the material features of the Aether Holdings, Inc. 2024 Equity Incentive Plan (the “2024 Plan”).

Eligibility

The Administrator (as defined below) may grant awards to any director, employee or consultant of the Company or its subsidiaries. Only employees are eligible to receive incentive stock options.

Process for Making Awards

Awards under the 2024 Plan are subject to the discretion of the Administrator (as defined below). The Administrator may grant awards to eligible persons pursuant to any criteria and subject to any vesting schedule the Administrator determines to be appropriate, subject to the terms and conditions of the 2024 Plan and all applicable laws. Awards may be subject to service-based and/or performance-based vesting conditions. A non-exhaustive list of potential performance-based vesting conditions is included below under the “Performance Awards” heading.

Administration

The 2024 Plan will be administered by our board of directors or one more committees or subcommittees of our board of directors, which will be comprised, unless otherwise determined by our board of directors, solely of not less than two members who will be non-employee directors (a “Committee”), or any officer that has been delegated administrative authority pursuant to the 2024 Plan for the duration such delegation is in effect (collectively, the “Administrator”). The Administrator, which initially will be our board of directors with respect to awards to non-employee directors and the Compensation Committee of our board of directors with respect to other participants. The Administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of the 2024 Plan, subject to the 2024 Plan’s express terms and conditions. The Administrator will also set the terms and conditions of all awards under the 2024 Plan, including any vesting and vesting acceleration conditions.

Share Reserve

The maximum aggregate number of shares that may be issued under the 2024 Plan is the sum of (A) 1,183,128 shares of common stock, plus (B) an increase commencing on January 1, 2026 and continuing annually on each anniversary thereof through and including January 1, 2034, equal to the lesser of (i) 5% of the Shares outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of Shares as determined by the Committee or our board of directors.

1,183,128 shares of our common stock may be issued upon the exercise of incentive stock options.

Shares issuable under the 2024 Plan may be authorized, but unissued, or reacquired shares. Shares underlying any awards under the 2024 Plan that are settled in cash, forfeited, canceled, repurchased, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2024 Plan, although shares shall not again become available for issuance as incentive stock options. Additionally, shares issued as “substitute awards” (as defined in the 2024 Plan) will not count against the 2024 Plan’s share limit, except substitute awards that are incentive stock options will count against the incentive stock option limit.

The share reserve described herein may be subject to certain adjustments in the event of certain changes in the capitalization of the Company (see Equitable Adjustments below).

Annual Limitation on Awards to Non-Employee Directors

The 2024 Plan contains a limitation whereby the value of all awards under the 2024 Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $750,000 for the first calendar year a non-employee director is initially appointed to our board of directors, and $500,000 in any other calendar year.

Types of Awards

The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent awards, and other stock- or cash-based awards (collectively, “awards”).

Stock Options. The 2024 Plan permits the granting of both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and options that do not so qualify. Options granted under the 2024 Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the 2024 Plan.

The exercise price of each option will be determined by the Administrator, but such exercise price may not be less than 100% of the fair market value of one share of our common stock on the date of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share’s fair market value. The term of each option will be set by the Administrator and may not exceed ten (10) years from the date of grant (or five (5) years for an incentive stock option granted to a 10% or greater stockholder). The Administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Stock Appreciation Rights. The Administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of our common stock or cash, equal to the value of the appreciation in our stock price over the exercise price, as set by the Administrator and which will be at least equal to the fair market value of a share of our common stock on the grant date. The term of each stock appreciation right will be set by the Administrator and may not exceed ten years from the date of grant. The Administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock. A restricted stock award is an award of shares of our common stock that vests in accordance with the terms and conditions established by the Administrator. The Administrator will determine the persons to whom grants of restricted stock awards are made, the number of restricted shares to be awarded, the price (if any) to be paid for the restricted shares, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of restricted stock awards. Unless otherwise provided in the applicable award agreement, a participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive cash dividends, if applicable.

Restricted Stock Units. Restricted stock units are the right to receive shares of our common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with the Company or its subsidiaries, the passage of time or other restrictions or conditions. The Administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in shares of our common stock, cash, other securities, other property, or a combination of the foregoing, as determined by the Administrator.

The holders of restricted stock units will have no voting rights. Prior to settlement or forfeiture, restricted stock units awarded under the 2024 Plan may, at the Administrator’s discretion, provide for a right to dividend equivalents.

Performance Awards. The Administrator has the authority to grant stock options, stock appreciation rights, restricted stock, or restricted stock units as a performance award, which means that such awards vest at least in part upon the attainment of one or more specified performance criteria. For each performance period, the Administrator will have the sole authority to select the length of such performance period, the types of performance awards to be granted, the performance criteria that will be used to establish the performance goals, and the level(s) of performance which shall result in a performance award being earned. At any time, the Administrator may adjust or modify the calculation of a performance goal for a performance period, to appropriately reflect any circumstance or event that occurs during a performance period and that in the Administrator’s sole discretion, warrants adjustment or modification. Depending on the type of performance award granted, the previously discussed terms and conditions will also apply to a performance award.

Performance criteria for a performance award may be based on the attainment of specific levels of performance of the Company (and/or one or more subsidiaries, divisions, business segments or operational units, or any combination of the foregoing) and may include, without limitation, any of the following: (i) net earnings or net income (before or after taxes); (ii) basic or diluted earnings per share (before or after taxes); (iii) revenue or revenue growth (measured on a net or gross basis); (iv) gross profit or gross profit growth; (v) operating profit (before or after taxes); (vi) return measures (including, but not limited to, return on assets, capital, invested capital, equity, or sales); (vii) cash flow (including, but not limited to, operating cash flow, free cash flow, net cash provided by operations and cash flow return on capital); (viii) financing and other capital raising transactions (including, but not limited to, sales of the Company’s equity or debt securities); (ix) earnings before or after taxes, interest, depreciation and/or amortization; (x) gross or operating margins; (xi) productivity ratios; (xii) share price (including, but not limited to, growth measures and total shareholder return); (xiii) expense targets; (xiv) margins; (xv) productivity and operating efficiencies; (xvi) customer satisfaction; (xvii) customer growth; (xviii) working capital targets; (xix) measures of economic value added; (xx) inventory control; (xxi) enterprise value; (xxii) sales; (xxiii) debt levels and net debt; (xxiv) combined ratio; (xxv) timely launch of new facilities; (xxvi) client retention; (xxvii) employee retention; (xxviii) timely completion of new product rollouts; (xxix) cost targets; (xxx) reductions and savings; (xxxi) productivity and efficiencies; (xxxii) strategic partnerships or transactions; and (xxxiii) personal targets, goals or completion of projects. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of the Company and/or one or more subsidiaries as a whole or any business unit(s) of the Company and/or one or more subsidiaries or any combination thereof, or any of the above performance criteria may be compared to the performance of a selected group of comparison or peer companies, or a published or special index that the Administrator deems appropriate, or as compared to various stock market indices.

Dividend Equivalents. An award of dividend equivalents entitles the holder to be credited with an amount equal to all dividends paid on one share of our common stock while the holder’s tandem award is outstanding. Dividend equivalents may be paid currently or credited to an account for the participant, settled in cash or shares of our common stock, and subject to the same restriction on transferability and forfeitability as the award with respect to which the dividend equivalents are granted.

Other Stock- or Cash-Based Awards. Other stock-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the 2024 Plan and/or cash awards made outside of the 2024 Plan. The Administrator shall have authority to determine the service providers to whom and the time or times at which other stock-based awards shall be made, the amount of such other stock-based awards, and all other conditions of the other stock-based awards including any dividend and/or voting rights. The Administrator may grant cash awards in such amounts and subject to such performance or other vesting criteria and terms and conditions as the Administrator may determine.

Repricing

The 2024 Plan authorizes the Administrator to take the following repricing actions without stockholder approval: (i) modify the purchase price or the exercise price of any outstanding award or (ii) cancel any award in exchange for cash or another award.

Equitable Adjustments

In the event of a merger, consolidation, recapitalization, stock split, reverse stock split, reorganization, split-up, spin-off, combination, repurchase or other change in corporate structure affecting shares of our common stock, the Administrator will adjust (i) the number and class of shares which may be delivered under the 2024 Plan (or number and kind of other securities or other property); (ii) the number, class and price (including the exercise or strike price of options and stock appreciation rights) of shares subject to outstanding awards, (iii) any applicable performance criteria, performance period, and other terms and conditions of outstanding performance awards, and (iv) the 2024 Plan’s numerical limits.

Change in Control

In the event of any proposed change in control (as defined in the 2024 Plan), the Administrator will take any action as it deems appropriate, which action may include, without limitation, the following: (i) the continuation of any award, if the Company is the surviving corporation; (ii) the assumption of any award by the surviving corporation or its parent or subsidiary; (iii) the substitution by the surviving corporation or its parent or subsidiary of equivalent awards; (iv) accelerated vesting of the award, with all performance objectives and other vesting criteria deemed achieved at targeted levels, and a limited period during which to exercise the award prior to the closing of the change in control, or (v) settlement of any award for the change in control price (less, to the extent applicable, the per share exercise price). Unless determined otherwise by the Administrator, in the event that the successor corporation refuses to assume or substitute for the award, a participant shall fully vest in and have the right to exercise the award as to all shares of our common stock, including those that would not otherwise be vested or exercisable, all applicable restrictions will lapse, and all performance objectives and other vesting criteria will be deemed achieved at targeted levels.

Term

The 2024 Plan became effective on May 20, 2024, and, unless terminated earlier, the 2024 Plan will continue in effect for a term of ten (10) years.

Amendment and Termination

Our board of directors may amend, alter, suspend or terminate the 2024 Plan at any time. No amendment or termination of the 2024 Plan will materially impair the rights of any participant, unless mutually agreed otherwise between the participant and the Company. Approval of the stockholders shall be required for any amendment, where required by applicable law, as well as (i) to increase the number of shares available for issuance under the 2024 Plan and (ii) to change the persons or class of persons eligible to receive awards under the 2024 Plan.

Recoupment Policy

All awards granted under the 2024 Plan, all amounts paid under the 2024 Plan, and all shares of our common stock issued under the 2024 Plan shall be subject to reduction, recoupment, clawback, or recovery by the Company in accordance with applicable laws and with Company policy.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a written policy regarding the timing of equity awards, but we do not grant equity awards in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity award grant dates.

Compensation Recovery Policy

On February 27, 2025, our board of directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by our board of directors or, if so designated by the board of directors, the Compensation Committee. Any determinations made by our board of directors shall be final and binding on all affected individuals.

Director Compensation

The following table sets forth the aggregate compensation paid to our non-employee directors for the fiscal year ended September 30, 2025.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (2)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jaclyn Mang Hei Wu (1)	130,000	-	-	-	-	-	$130,000
Director
Timothy William Murphy (2)	20,363	-	-	-	-	-	$20,363
Director
Justin Peter Molander (3)	19,113	-	-	-	-	-	$19,113
Director
David Mandel (4)	16,613	-	-	-	-	-	$16,613
Director

(1) Ms. Wu was appointed to our board of directors on August 25, 2023. On April 1, 2024, we entered into the Non-Independent Director Agreement with Ms. Wu described below. During the fiscal year ended September 30, 2025 Ms. Wu was paid $130,000 in fees under the terms of her Non-Independent Director Agreement. Ms. Wu resigned from our board of directors on December 14, 2025. See “Business – Recent Developments – Resignation of Director” above for more information.

(2) Mr. Murphy was appointed to our board of directors on April 9, 2025. During the fiscal year ended September 30, 2025, Mr. Murphy received total fees of $20,363, including $14,240 in independent director fees, $2,373 for his service as chair of a board committee, and $3,750 for his services on a special committee of the Board.

(3) Mr. Molander was appointed to our board of directors on April 9, 2025. During the fiscal year ended September 30, 2025, Mr. Molander was paid $19,113 in fees for his service as a member of our board of directors. The amount consisted of $14,240 in Independent Director fees, $2,373 for his service as chair of a board committee, and $2,500 for his services on a special committee of the board of directors.

(4) Mr. Mandel was appointed to our board of directors on April 9, 2025. During the fiscal year ended September 30, 2025, Mr. Mandel was paid $16,613 in fees for his service as a member of our board of directors. The amount consisted of $14,240 in Independent Director fees and $2,373 as Chair of the Committee of the board of directors. Mr. Mandel was removed from our board of directors on November 21, 2025. See “Business – Recent Developments – Removal of Director” above for more information.

Nicolas Kuan Liang Lin

On April 1, 2024, we entered into a formal Agreement with Mr. Nicolas Kuan Liang Lin to serve as a member of the Company’s board of directors. Mr. Lin was appointed as a Director of the Company’s board of directors on August 25, 2023. We agreed to pay Mr. Lin an annual compensation of one hundred and twenty thousand dollars ($120,000), pro-rated and payable monthly, starting one month after April 1, 2024.

Jaclyn Mang Hei Wu

On April 1, 2024, we entered into a formal Agreement with Ms. Jaclyn Mang Hei Wu to serve as a member of the Company’s board of directors. Ms. Wu was appointed as a Director of the Company’s board of directors on August 25, 2023. We agreed to pay Ms. Wu an annual compensation of one hundred and twenty thousand dollars ($120,000), pro-rated and payable monthly, starting one month after April 1, 2024. Ms. Wu resigned from our board of directors on December 14, 2025. See “Business – Recent Developments – Resignation of Director” above for more information. This agreement terminated upon her resignation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 11, 2025, we had 12,117,586 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 11, 2025:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding common stock of the Company;

●	each executive officer and director of the Company; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of December 11, 2025. Shares of common stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

	Beneficial Ownership
Name of Beneficial Owner(1)	Shares	%
Directors and officers
Nicolas Kuan Liang Lin (2) Chairman and Chief Executive Officer	2,375,000	19.60%
Suresh R. Iyer (3) Chief Financial Officer	59,524	* %
Hao Hu (4) Chief Technical Officer	1,662,500	13.72%
Justin Peter Molander Director	-	-%
Timothy William Murphy Director	-	-%
All directors and officers as a group (six individuals named above)	4,097,024	33.81%
5% or greater shareholders
Jaclyn Mang Hei Wu (5)	3,930,063	32.43%
Elixir Technology Inc. (6)	3,879,167	32.01%
Up and Up Ventures Limited (7)	2,375,000	19.60%
Greentown Investments Corporation Limited (8)	1,662,500	13.72%

* Less than 1%.

Percentage ownership is based on 12,117,586 shares of our common stock outstanding as of December 11, 2025.

(1) Unless otherwise specified, the address of each noted person is 1441 Broadway, 30th Floor, New York, NY 10018.

(2) The shares beneficially owned by Mr. Nicolas Kuan Liang Lin, our Chairman and Chief Executive Officer, are held by Up and Up Ventures Limited (“Up Ventures”). Mr. Lin is the Director of Up Ventures and holds sole voting and dispositive power over the shares of our common stock held by Up Ventures. Mr. Lin does not directly hold any shares of our common stock.

(3) Mr. Iyer directly owns 59,524 shares of our common stock.

(4) The shares beneficially owned by Mr. Hu include 1,662,500 shares of our common stock held by Greentown Investments Corporation Limited (“Greentown”). Mr. Hu has the sole voting and dispositive authority over the shares held by Greentown. Mr. Hu does not directly hold any shares of our common stock.

(5) The shares beneficially owned by Ms. Jaclyn Mang Hei Wu include 3,879,167 shares of our common stock held by Elixir Technology Inc. (“Elixir”) and 50,896 shares of our common stock held by Monic Wealth Solutions Ltd. (“Monic”). Ms. Wu has the sole voting and dispositive authority over the shares held by Elixir and Monic. Ms. Wu does not directly hold any shares of our Common Stock. Ms. Wu resigned from our board of directors on December 14, 2025. See “Business – Recent Developments – Resignation of Director” above for more information.

(6) The address of Elixir Technology, Inc. is 429-4974 Kingsway, Burnaby BC V5H4M9, Canada. Ms. Jaclyn Mang Hei Wu is the director and has sole voting and dispositive control over the shares of our common stock held by Elixir Technology, Inc.

(7) The address of Up and Up Ventures Limited is Room 1301,13/F Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong. Mr. Nicolas Kuan Liang Lin is the director and has sole voting and dispositive control over the shares held by Up and Up Ventures Limited.

(8) The address of Greentown Investments Corporation Limited is 1500 Cedar Springs Place, Delta BC V4M0A7, Canada. Mr. Hao Hu is the director and has sole voting and dispositive control over the shares held by Greentown Investments Corporation Limited.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation agreements and other arrangements which are described under “Executive Compensation”, since October 1, 2023, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or 5% securityholders, or an affiliate or family member thereof, had or will have a direct or indirect material interest.

Policies and Procedures with Respect to Related Party Transactions

Pursuant to our audit committee charter, our audit committee is responsible for reviewing and approving transactions with related parties. A related party includes directors, executive officers, beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

If a transaction involving an amount in excess of $120,000 has been identified as a related party transaction, including any transaction that was not a related party transaction when originally consummated or any transaction that was not initially identified as a related party transaction prior to consummation, information regarding the related party transaction will be reviewed by the Company’s audit committee, which will determine whether to approve the transaction.

In considering related party transactions, the Company’s audit committee will take into account the relevant available facts and circumstances including, but not limited to:

●	the related party’s interest in the related party transaction;

●	the approximate dollar value of the amount involved in the related party transaction;

●	the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of business of the Company;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to the Company of, the transaction; and

●	any other information regarding the related party transaction or the related parties in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

In determining whether to approve, ratify or reject a related party transaction, the audit committee will review all relevant information available to it about such transaction, and it will approve or ratify the related party transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of our company.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountant, ZH CPA LLC (“ZH CPA”), for the fiscal years ended September 30, 2025 and 2024.

	Year Ended September 30,
	2025	2024
Audit fees	$195,310	$150,630
Audit-related fees	$80,000	$95,000
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees represent amounts billed by ZH CPA for the services rendered in connection with the audit of our consolidated financial statements, amounting $195,310 and $150,630 for the fiscal years ended September 30, 2025 and 2024, respectively. These services included audit planning, execution of fieldwork, review of quarterly financial statements, and issuance of the auditors’ reports.

Audit-Related Fees

Audit-related fees, representing amounts billed by ZH CPA LLC for assurance and related services reasonably related to the audit or review of the Company’s financial statements, including reviews of interim financial information and quarterly reports, review of SEC comment responses, issuance of comfort, bring-down, and consent letters, dual-dated audit report procedures, and reviews of amendments or follow-on registration statements totaled $80,000 and $95,000 for the fiscal years ended September 30, 2025 and 2024, respectively.

Tax Fees

We did not pay ZH CPA for tax services, planning or advice for the years ended September 30, 2025 or 2024.

All Other Fees

We did not pay ZH CPA for any other services for the years ended September 30, 2025 or 2024.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Audit Committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our engagement of ZH CPA to conduct all audit and permissible non-audit related activities incurred during fiscal years 2025 and 2024, respectively were approved by our Audit Committee in accordance with these procedures.

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

1. Consolidated Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this Annual Report beginning on page F-1.

2. Financial Statement Schedules

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of Aether Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
3.2	Amended and Restated Bylaws of Aether Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
4.2	Form of Representatives’ Warrant, dated April 9, 2025 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2025).
4.3*	Description of Securities
10.1†	Employment Agreement dated April 1, 2024, by and between the Registrant and Nicolas Lin Kuan Liang (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.2†	Employment Agreement dated April 1, 2024, by and between the Registrant and David Chi Ching Ho (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.3†	Employment Agreement dated June 1, 2024, by and between the Registrant and Siu Hang (Henry) Wong (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.4†	Employment Agreement dated August 1, 2024, by and between the Registrant and Hao Hu (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.5†	Employment Agreement dated March 15, 2023, by and between Sundial Capital Research Inc. and Hao Hu (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.6†	Indemnification Agreement dated April 1, 2024, by and between the Registrant and David Chi Ching Ho (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.7†	Indemnification Agreement dated June 1, 2024, by and between the Registrant and Siu Hang (Henry) Wong (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.8†	Indemnification Agreement dated August 1, 2024, by and between the Registrant and Hao Hu (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.9†	Director Indemnification Agreement dated April 1, 2024, by and between the Registrant and Jaclyn Wu Mang Hei (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.10†	Director Indemnification Agreement dated April 1, 2024, by and between the Registrant and Nicolas Lin Kuan Liang (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.11†	Non-Independent Director Agreement dated April 1, 2024, by and between the Registrant and Jaclyn Wu Mang Hei (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.12†	Non-Independent Director Agreement dated April 1, 2024, by and between the Registrant and Nicolas Lin Kuan Liang (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.13†	Aether Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).

10.14†	CFO Consulting Agreement dated August 1, 2024, by and between the Registrant and Ledger Pros LLC, d/b/a Ledger Folios (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.15†	Indemnification Agreement dated May 20, 2024, by and between the Registrant and Suresh R. Iyer or Ledger Pros LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.16†	Amendment to Employment Agreement dated September 1, 2024, by and between the Registrant and Nicolas Lin Kuan Liang (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.17†	Amendment to Employment Agreement dated September 1, 2024, by and between the Registrant and David Chi Ching Ho (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.18†	Amendment to Employment Agreement dated September 1, 2024, by and between the Registrant and Siu Hang (Henry) Wong (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.19†	Amendment to Employment Agreement dated September 1, 2024, by and between the Registrant and Hao Hu (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on December 30, 2024).
10.20+†	Employment Agreement, dated January 28, 2025, by and between the Registrant and Suresh Iyer (incorporated by reference to Exhibit 10.20 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
10.21†	Amendment to Employment Agreement, dated February 27, 2025, by and between the Registrant and Suresh Iyer (incorporated by reference to Exhibit 10.21 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
10.22†	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).
10.23†	Form of Independent Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).
14.1	Code of Ethics of Aether Holdings, Inc. (incorporated by reference to Exhibit 14.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
21.1*	List of Subsidiaries
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 99.7 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-284081), filed with the SEC on February 27, 2025).
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of December, 2025.

AETHER HOLDINGS, INC.

By:	/s/ Nicolas Kuan Liang Lin
Name:	Nicolas Kuan Liang Lin
Title:	Chief Executive Officer

By:	/s/ Suresh R. Iyer
Name:	Suresh R. Iyer
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/Nicolas Kuan Liang Lin	Chief Executive Officer and Chairman (Principal Executive Officer)	December 17, 2025
Nicolas Kuan Liang Lin

/s/Suresh R. Iyer	Chief Financial Officer (Principal Accounting Officer)	December 17, 2025
Suresh R. Iyer

/s/Justin Peter Molander	Director	December 17, 2025
Justin Peter Molander

/s/Timothy William Murphy	Director	December 17, 2025
Timothy William Murphy

AETHER HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aether Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aether Holdings, Inc. and its subsidiaries (“the Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2023.

Denver, Colorado

December 17, 2025

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

AETHER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024
ASSETS

Current Assets
Cash	$4,418,169	$557,823
Prepaid expenses	365,073	19,286
Deferred Offering Cost	-	139,017
Total current assets	4,783,242	716,126

Intangible assets	40,850	-
Prepaid development costs	100,000	-
Property acquisition deposit	108,000	-
Property and equipment, net	4,069	3,315
Total assets	$5,036,161	$719,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Payables and accrued liabilities	$123,257	$31,332
Due to related parties	37,193	191,952
Contract Liabilities	358,628	380,077
Total current liabilities	519,078	603,361

Total liabilities	519,078	603,361

Shareholders’ Equity
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized, 12,101,273 and 10,031,273 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively*	12,101	10,031
Additional paid-in capital	9,703,189	2,162,945
Accumulated deficit	(5,198,207)	(2,056,896)
Total shareholders’ equity	4,517,083	116,080

Total liabilities and shareholders’ equity	$5,036,161	$719,441

*	Shares and per share data are presented on a retroactive basis to reflect the 1.2-for-1 reverse stock split. Refer to Note 8(c).

The accompanying notes are an integral part of these consolidated financial statements

AETHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	For the Years Ended September 30,
	2025	2024
Revenue	$1,380,850	$1,440,096
Cost of sales	403,381	445,466
Gross Profit	977,469	994,630

Operating Expenses
Sales and marketing expense	553,385	130,443
General and administrative expense	3,623,915	1,653,623
Research and development expenses	52,500	150,000
Total operating expenses	4,229,800	1,934,066

Other Income
Interest income	91,439	-
Other income, net	24,879	-
Total Other Income	116,318	-

Loss before provision for income taxes	(3,136,013)	(939,436)

Income Tax expense	(5,298)	-

Net loss	(3,141,311)	(939,436)

Comprehensive loss	$(3,141,311)	$(939,436)

Loss per share – Basic and Diluted*	$(0.29)	$(0.10)
Weighted average number of shares outstanding – Basic and Diluted *	11,008,698	9,503,939

*	Shares and per share data are presented on a retroactive basis to reflect the 1.2-for-1 reverse stock split. Refer to Note 8(c).

The accompanying notes are an integral part of these consolidated financial statements

AETHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED SEPTEMBER 30, 2025

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount

Balance – October 1, 2023	7,986,112	$7,986	$436,409	$(1,117,460)	$(673,065)
Net loss				(939,436)	(939,436)
Services in exchange for shares	205,856	206	222,713	-	222,919
Issuance of shares	1,839,305	1,839	1,543,169		1,545,008
Offering costs			(39,346)	-	(39,346)
Balance – September 30, 2024	10,031,273	$10,031	$2,162,945	$(2,056,896)	$116,080

Net loss	-	-	-	(3,141,311)	(3,141,311)
Issuance of shares and warrants	2,070,000	2,070	9,201,681	-	9,203,751
Offering costs			(1,661,437)	-	(1,661,437)
Balance – September 30, 2025	12,101,273	$12,101	$9,703,189	$(5,198,207)	$4,517,083

*	Shares and per share data are presented on a retroactive basis to reflect and the 1.2-for-1 reverse stock split. Refer to Note 8(c).

The accompanying notes are an integral part of these consolidated financial statements.

AETHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,141,311)	$(939,436)
Adjustments:
Depreciation	1,063	2,094
Services in exchange for shares	-	222,919
Changes in operating assets and liabilities:
Prepaid expenses	(345,787)	(6,526)
Payables and accrued liabilities	91,925	(109,068)
Amounts due to related parties	(154,759)	164,719
Deferred revenue	(21,449)	(23,363)
Net cash used in operating activities	(3,570,318)	(688,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Property acquisition deposit	(108,000)	-
Purchase of Intangible assets	(40,850)	-
Development Cost of Intangible	(100,000)
Purchase of Property and equipment	(1,817)	-
Net cash used in investing activities	(250,667)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares Repurchase Payable	-	(218,267)
Deferred offering costs	(44,019)	(139,017)
Net proceeds from issuance of shares	7,725,350	1,505,662
Cash provided by financing activities	7,681,331	1,148,378

Net increase in cash	3,860,346	459,717

Cash, beginning of the year	557,823	98,106
Cash, end of the year	$4,418,169	$557,823

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AETHER HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The registration statement for the Company’s initial underwritten public offering (“IPO”) was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares of Common Stock at the same public offering price (the “IPO Over-Allotment Option”). On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses. Additionally, as partial compensation for their services, the Company issued warrants to purchase an aggregate of 144,900 shares of the Company’s common stock to The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several underwriters of the Company’s IPO.

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

On October 14, 2025, the Company incorporated a new wholly owned subsidiary, 537 Greenwich LLC, under the laws of the State of Delaware. The subsidiary was established for the purpose of acquiring and holding office space in New York, which will be purchased and owned by the LLC.

The following table sets forth information concerning the Company and its subsidiaries as of September 30, 2025:

Name of Entity	Date of Organization	Place of Organization	Percentage of Ownership	Principal Activities

Aether Holdings, Inc.	August 15, 2023	Delaware	Parent Company	Holding Company
Sundial Capital Research Inc.	January 22, 2003	Minnesota	100%	Financial Research Publication
Alpha Edge Media, Inc.	April 30, 2025	Delaware	100%	Financial Newsletters
Aether Grid Inc.	May 22, 2025	Delaware	100%	Financial Technology Tools
Aether Labs, Inc.	June 6, 2025	Delaware	100%	Research and Development

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions have been eliminated in consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

Going Concern

We incurred negative cash flows from operating activities of $3,570,318 for the year ended September 30, 2025. The increase in cash used in operations was primarily driven by higher personnel-related costs, increase in legal and professional fees, including those related to our IPO.

Despite these negative operating cash flows, management believes there is no substantial doubt about our ability to continue as a going concern for at least the next 12 months from the issuance date of these financial statements. As of September 30, 2025, we had cash and cash equivalents, totaling $4,418,169, which includes net proceeds from the IPO. We expect that our existing cash resources, will be sufficient to meet our working capital, capital expenditure, and contractual obligations as they come due over the next 12 months.

Foreign Currency

These consolidated financial statements are presented in United States dollars which are the parent and subsidiaries’ functional currency. The functional currency for each entity consolidated with the Company is determined by the currency of the primary economic environment in which it operates, US dollars (“USD”).

Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rates of exchange at the reporting date. Differences arising on settlement or translation of monetary items are recognized in consolidated statement of operations and comprehensive loss.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. There were no significant estimates or assumptions that materially impacted the consolidated financial statements for the years ended September 30, 2025 and 2024.

Segment Information

The Company follows ASC 280, “Segment Reporting”, which requires disclosures based on how management organizes the Company to make operating decisions and assess performance. The Company has determined that it operates as a single reportable segment.

The Chief Executive Officer functions as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for key operating decisions, resource allocation, and performance assessment. In executing these responsibilities, the CODM regularly reviews consolidated financial information, including total revenue, gross profit, key operational metrics, and cash flow, on a Company-wide basis. The CODM does not review or receive discrete financial information by business function, product category, or geographic region. Consequently, decisions about resource allocation and performance evaluation are made based solely on consolidated results. Accordingly, management has concluded that the Company has one operating segment: the online subscription service, which consists of one reporting unit based on the financial information available and which operating results are regularly reviewed by the CODM. All the Company’s business activities for the years ended September 30, 2025 and 2024 were conducted in US. Segment profit and loss is determined on a basis that is consistent with how the Company reports operating profit and loss in its consolidated statements of operations. Because the Company operates only one segment, there are no intersegment transactions.

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

Intangible Assets

The Company’s intangible assets consist of (i) the Company’s corporate tradenames and (ii) intangible assets acquired in connection with the acquisitions of the WhaleTales and Altcoin Investing digital newsletter businesses (collectively, the “Acquisitions”). The acquired intangible assets include domains, tradenames, subscriber lists, content libraries, vendor/platform rights, writer relationships, and non-competition agreements.

Indefinite-lived Intangible Assets

The Company’s tradenames and domains (including the Company’s corporate tradename and the domain name and tradenames acquired in the Acquisitions) are considered indefinite-lived, as they are expected to contribute to future cash flows indefinitely and the costs to maintain/renew the associated legal rights are not significant. Accordingly, tradenames and domain names are not amortized.

Indefinite-lived tradenames and domains are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, in accordance with ASC 350-30-35-18.

Finite-lived intangible assets

The remaining intangible assets acquired in the Acquisitions are finite-lived and are amortized on a straight-line basis over their estimated useful lives, which reflect the periods over which the assets are expected to contribute to future cash flows. Finite-lived intangible assets are evaluated for amortization.

Amortization method and estimated useful lives

Category	Amortization Method	Estimated useful life

Domain names /Tradenames	Not Amortized	Indefinite
Subscriber List	Straight Line Method	2 to 3 years
Content Library	Straight Line Method	1 to 2 years
Vendor/platform rights	Straight Line Method	1 to 2 years
Writer relationship	Straight Line Method	1 to 2 years
Non-competition agreement	Straight Line Method	1 to 2 years

Offering Costs

Deferred offering costs consist of specific expenses directly attributable to the company’s IPO, including legal, accounting, printing, underwriter fees and filing fees. These costs are capitalized as incurred in accordance with the guidance under ASC 340-10-S99-1.

On April 11, 2025, the Company completed its IPO, and on April 16, 2025, the Company closed on the IPO Over-Allotment Option, resulting in an aggregate issuance of 2,070,000 shares of its Common Stock at a public offering price of $4.30 per share. The IPO and IPO Over-Allotment option resulted in aggregate gross proceeds of $8,901,000. Offering costs, consisting primarily of underwriting discounts, legal, accounting, and other professional fees, totaled $1,358,686 and were recorded as a reduction to additional paid-in capital in accordance with ASC 340-10-S99-1.

Impairment of Long-lived asset

Long-lived assets, including, property and equipment, intangible assets and property acquisition deposit are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the year ended September 30, 2025 and 2024, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses represent costs directly attributable to XYZ Terminal development, including data integration, LLM tools, predictive analytics, interface upgrades, and supporting systems, with spending driven by personnel, software, data, and cloud resources R&D expenses are expensed as incurred in accordance with ASC 730.

The Company capitalizes certain application development costs incurred which primarily include fees paid to third-party vendors for application development activities (e.g., configuration, coding, installation, and testing). Costs incurred during the preliminary project stage and during the post-implementation/operation stage are expensed as incurred, including training and routine maintenance. Capitalization ceases no later than the point at which the application project is substantially complete and ready for its intended use (i.e., after all substantial testing is completed)

Revenue Recognition

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

Revenue from online subscription services

Our revenue source consists of subscriptions to our cloud-based software during the term of arrangement. Cloud-based services allow our customers to access the tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers, and collection is reasonably assured. Subscription agreements generally have terms ranging from one month to one year. Amounts that have been invoiced are recorded either contract liabilities or revenue in the consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.

Contract liabilities

Contract liabilities consist of advance payments that are received in advance of the Company’s performance. The Company’s contract liabilities are reported on a contract-by-contract basis at the end of each reporting year. The Company classifies contract liabilities as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less.

Cost of Revenue

Cost of revenue primarily consists of expenses related to hosting the Company’s service and analyst salaries that directly benefit sales. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-related costs directly associated with research reports, including salaries and benefits.

These costs are incurred to support the production and delivery of the Company’s research reports, data platforms, and other customer-facing services.

Capital Stock

Common shares are classified as shareholders’ equity. Transaction costs directly attributable to the issue of common shares and share purchase options are recognized as a deduction from equity, net of any tax effects.

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based on the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity, and ASC 815 Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether they meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require cash settlement of the warrants.

For issued warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company has performed an assessment of all warrants issued and determined that the Company’s warrants are equity-classified as of September 30, 2025.

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

The Company noted no transfers between levels during any of the years presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2025 and 2024.

Income taxes

Current tax

Current tax consists of current tax payable based on the Company’s taxable income for the year. The Company’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted by the end of the reporting year.

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

Loss per share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per share is calculated by dividing the net loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year, adjusted for own shares held. Diluted loss per share is determined by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for own shares held and for the effects of all potential dilutive common shares related to outstanding stock options and warrants issued by the Company for the periods presented, except if their inclusion is anti-dilutive.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve the transparency and decision usefulness of segment information by requiring enhanced disclosures about significant segment expenses and more consistent information in interim periods. The amendments are effective for the Company for fiscal year beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on October 1, 2024 on a retrospective basis. The adoption did not have an impact on the consolidated financial statement but resulted in expanded segment disclosures.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on consolidated financial statements. The Company expects the ASU to result in expanded disclosures regarding income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

NOTE 3 — CONTRACT LIABILITIES

Contract liabilities consist of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. The Company classifies contract liabilities as a current liability on the consolidated balance sheets because the longest subscription plan is for twelve months. The movement of contract liabilities for the years ended September 30, 2025 and 2024 are as follows:

	For the Year ended September 30, 2025	For the Year ended September 30, 2024
Opening balance	$380,077	$403,440
Additional contract liabilities accrual	1,358,557	1,416,733
Revenue recognized from opening contract liabilities	(380,077)	(403,440)
Revenue recognized from current year billings	(999,928)	(1,036,657)
Ending balance	$358,628	$380,077

Remaining Performance Obligations

The Company applies the practical expedient in ASC 606-10-50-14, which allows an entity not to disclose the value of remaining performance obligations for contracts with an original expected term of one year or less. Because all of the Company’s customer contracts have original expected durations of one year or less, the Company has elected this practical expedient and, accordingly, does not disclose information about remaining performance obligations.

NOTE 4 — COST OF SALES

Cost of revenue consists primarily of managed hosting providers, other third-party service providers, and employee-related costs including payroll and benefits for our research analysts.

	September 30, 2025	September 30, 2024
Personnel related cost	$353,313	$385,458
Bloomberg data and hosting	30,050	41,498
IT services and other	20,018	18,510
Total	$403,381	$445,466

NOTE 5- GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense consist primarily of legal and professional services provided by various consultants, salaries and wages including executive and director compensation and other admin costs.

	September 30, 2025	September 30, 2024
Legal & Professional Fees	$2,041,368	$1,072,363
Salaries & Benefits	893,764	364,774
Other	688,783	216,486
Total	$3,623,915	$1,653,623

NOTE 6 — PREPAID EXPENSES

The prepaid expenses as of September 30, 2025 and September 30, 2024, were as follows:

	September 30, 2025	September 30, 2024
Software license and prepaid rent	$16,673	$10,000
SEC filing fees	49,675	4,728
D&O Insurance	282,066	-
Other	16,659	4,558
Total	$365,073	$19,286

NOTE 7 —PAYABLES AND ACCRUED LIABILITIES

The trade payables and accrued liabilities as of September 30, 2025 and September 30, 2024, were as follows:

	September 30, 2025	September 30, 2024
Accounts payable	$67,430	$1,186
Accrued liabilities	21,021	19,817
Other payables	34,806	10,329
Total	$123,257	$31,332

NOTE 8 — EQUITY

A) Shares Issued for Service Agreements

On August 25, 2023, the Company entered into a project development agreement with Wuyao Safety Technology (“Wuyao”). Under this agreement, the Company will issue 208,333 shares of Common Stock for an aggregate total value of $250,000, to settle the services provided by Wuyao. For the year ended September 30, 2024, the Company issued 138,889 shares of Common Stock to Wuyao and recognized $100,000 as share-based compensation expense.

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

No shares were issued for Service Agreement for the year ended September 30, 2025.

B) Non-brokered Private Placements

On October 31, 2023, the Company entered into a non-brokered private placement to issue 1,339,293 shares of common stock at a price of $0.84 per share for aggregate gross proceeds of $1,125,007. The transaction closed in two tranches, with the first closing October 31, 2023, and the second on November 21, 2023. The transaction incurred share issuance costs of $36,210, which included bank transaction fees and finder commissions.

On June 18, 2024, the Company entered into a non-brokered private placement to issue 500,001 shares of common stock at a price of $0.84 per share for aggregate gross proceeds of $420,001. The transaction was closed on June 18, 2024, with share issuance cost of $3,136, which included bank transaction fees and finder commissions.

The shares issued in the private placements described above were originally issued at a price of $0.70 per share prior to the Company’s 1.2-for-1 reverse stock split effective on January 15, 2025. Accordingly, the share counts and per-share prices disclosed above give effect to the reverse stock split.

The Company did not conduct any private placements during the year ended September 30, 2025.

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

All share and per-share information included in the consolidated financial statements and notes thereto have been retroactively adjusted for the 1.2-for-1 reverse split occurred on the first day of the first year presented.

As of September 30, 2025, and September 30, 2024, the Company had 12,101,273 and 10,031,273 shares of Common Stock issued and outstanding, respectively.

D) IPO

The registration statement for the Company’s IPO was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of the Company’s common stock, par value $0.001 per share at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares of Common Stock at the same public offering price. On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses. Total share issuance cost incurred for same is $1,661,437.

E) Underwriters’ Warrants

In connection with the Company’s IPO and the IPO Over-Allotment Option, the Company issued to the representatives of the underwriters, or their permitted designees, warrants (the “Underwriters’ Warrants”) to purchase 144,900 shares of the Company’s common stock (representing 7% of the total shares sold in the offering) at an exercise price of $4.30 per share (the public offering price). The Underwriters’ Warrants become exercisable 180 days after the IPO closing date and have a term of five (5) years from the commencement of sales of the securities in the offering. The issuance of these warrants represented additional compensation to the underwriters for services rendered in connection with the IPO.

The Company performs an assessment of Underwriters’ Warrants upon issuance to determine their proper classification in the financial statements based on the warrant’s specific terms, in accordance with the authoritative guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 Distinguishing Liabilities from Equity, and ASC 815 Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether they meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require cash settlement of the warrants.

The company has concluded that the Underwriters’ Warrants are equity classified.

Accordingly, the Underwriters’ Warrants were recorded within shareholders’ equity in additional paid-in capital (“APIC”). However as the warrants are incremental and directly attributable to the IPO, the Company recorded the fair value of the Underwriters’ Warrants as an equity issuance cost as a reduction of APIC. As the result, no net impact to total APIC.

The Underwriters’ Warrants were valued at $302,751 based on a Black-Scholes valuation with the following assumptions (Risk-free interest rate: 4.30%; expected life of warrants: 5 years; estimated volatility: 50%; dividend rate: 0%).

A summary of the warrants’ movement schedule is as follows:

Warrants Outstanding
	Number of Shares	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value
Outstanding - September 30, 2024	-	$-	-	$-
Granted	144,900	4.3	4.53	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding - September 30, 2025	144,900	$4.3	4.53	$-

NOTE 9 — SEGMENTED INFORMATION

Operating segments

The Company operates primarily in one principal business, that being the development, marketing and support management of the Company’s cloud-based platform. 100% of the revenue and non-current assets are in the United States.

NOTE 10 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2025	September 30, 2024
Computer equipment	$16,982	$16,982
Add: Additions	1,817	-
Less: Accumulated depreciation	14,730	13,667
Property and equipment, net	$4,069	$3,315

Depreciation expenses totaled $1,063 and $2,094 during the years ended September 30, 2025 and 2024, respectively.

NOTE 11 — INTANGIBE ASSETS

Intangible assets consisted of the following:

	September 30, 2025	September 30, 2024
Tradenames	$24,350	$-
Domain name	8,500	-
Subscriber List	5,000	-
Content Library	1,600	-
Vendor/platform rights	900	-
Writer relationship	200	-
Non-competition agreement	300	-
Intangible assets	$40,850	$-

As at September 30, 2025, the weighted-average life for each of the total finite-lived intangible assets is approximately 2.2 years (2024: 0 year). No amortization expenses were recorded for the years ended September 30, 2025 and 2024.

As of September 30, 2025, the estimated aggregate amortization expense of identifiable intangible assets for each of the next three fiscal years is as shown below:

Estimated amortization expenses
2026	$4,200
2027	2,800
2028	1,000

No impairment indicators were identified as of September 30, 2025.

NOTE 12 — RELATED PARTY TRANSACTIONS

Related parties include key management personnel, their close family members and entities under their control or joint control. Key management personnel are those having authority and responsibility for the planning, directing and controlling the activities of the entity, directly or indirectly. The Company defines key management personnel as the Company’s C-level executives and Board of Directors. The Company’s relationship with related parties who had transactions with the Company are summarized as follows:

Related Party	Relationship with the Company
Qian Zhang	Former Director and CEO of Sundial from May 31, 2023 to July 10, 2024; Operating Officer (“COO”) of Sundial since July 10, 2024 Former Director and Interim CEO of Aether from August 25, 2023 to September 11, 2023

Hao Hu	Chief Information Officer (“CIO”) of Sundial since March 15, 2023; Director of Sundial since September 9, 2023; Interim Chief Executive Officer of Sundial since July 10, 2024; Former Director and CTO of Aether from August 25, 2023 to September 11, 2023

Nicolas Kuan Liang Lin	Interim CEO from September 11, 2023, to April 1, 2024, CEO since April 1, 2024, and Director of Aether since August 25, 2023

David Chi Ching Ho	Chief Strategy Officer (“CSO”) since April 1, 2024

Siu Hang (Henry) Wong	Director of Business Development since December 1, 2024 to February 1, 2025 Former Chief Operating Officer (“COO”) from June 1, 2024 to November 20, 2024

Elixir Technology Inc.	Aether’s principal common shareholder

Jaclyn Wu	Director of Sundial since August 16, 2022; Director of Aether from August 25, 2023, to December 14, 2025.

Monic Wealth Solutions Ltd.	Owned by Jaclyn Wu, a former director of Aether and current director of Sundial.

Ledger Pros LLC	Owned by Suresh R. Iyer, the Chief Financial Officer (“CFO”) since May 16, 2024

Suresh R. Iyer	Chief Financial Officer (“CFO”) since May 16, 2024

WUYAO Safety Technology (Hang Zhou) Co., Ltd	Hao Hu, CTO of Aether, CIO and Interim CEO of Sundial is Director of Wuyao since June 2025 and had Controlling Ownership of same for the period June 20, 2025 to October 30, 2025.

Monic Financial Group	Owned by Jaclyn Wu, a former director of Aether and current Director of Sundial.

Related Party transactions

A) Due to related parties

The Company’s balances due to related parties as of September 30, 2025 and 2024, were $37,193 and $191,952 respectively, which are unsecured, interest-free and due on demand.

B) Services rendered from related party

During the year ended September 30, 2024, the Company issued 50,896 shares of Common Stock, valued at $0.84 per share, as compensation for consulting services provided by Monic Wealth Solutions Ltd., for a total value of $42,753. (See Note 8A). No shares were issued to Monic Wealth Solutions Ltd. for the year ended September 30, 2025.

During the year ended September 30, 2024, the Company incurred $50,127 for the marketing and sales channel services provided by Monic Wealth Solutions Ltd. During the year ended September 30, 2025, the Company incurred $0 for the for the marketing and sales channel services provided by Monic Wealth Solutions Ltd.

During the year ended September 30, 2025, the Company incurred $18,600 for the accounting services provided by Ledger Pros LLC. During the year ended September 30, 2024, the Company incurred $3,150 for the accounting services provided by Ledger Pros LLC.

During the year ended September 30, 2025, the Company received sponsorship income of $15,000 from Monic Financial Group for Alpha Edge Summit in Hong Kong.

During the year ended September 30, 2025, the Company incurred $82,700 for the services provided by WUYAO Safety Technology (Hang Zhou) Co. Ltd for the period it was related party.

C) Compensation of Key Management Personnel

Compensation paid to key management personnel for services rendered totaled $821,362 and $508,061 for the years ended September 30, 2025 and 2024, respectively. These amounts represent salaries and other employee benefits provided in the normal course of employment.

NOTE 13 — INCOME TAXES

The Company is subjected to a combined effective tax rate for federal and state income taxes of 30.8% and state minimum fee.

The deferred tax assets and liabilities were estimated for further tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

For the year ended September 30, 2025, the Company incurred $5,298 in tax expenses. No amounts were incurred for income tax uncertainties or interest and penalties during these years. As of September 30, 2025 the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

No provision for income tax was made for the year ended September 30, 2025 and 2024.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	For the Year ended
	September 30, 2025	September 30, 2024
Loss before income tax	$(3,136,013)	$(939,436)
Statutory tax rate	30.80%	30.80%
Tax at the domestic income tax rate	(965,892)	(289,346)

State Minimum fee	240	240
State Franchise Tax	5,298	-
Tax effect of tax losses not recognized	931,755	275,735
Non-deductible expenses	(49)	1,387
Difference in state tax rate	33,946	11,984
Total income tax expense	5,298	-

Significant components of deferred income tax assets and liabilities were as follows:

	September 30, 2025	September 30, 2024

Tax Loss Carry forward	1,299,283	367,528
Valuation allowance for deferred tax assets	(1,299,283)	(367,528)
Total deferred income tax assets (liabilities)	$-	$-

As of September 30, 2025 and 2024, there was net operating loss (“NOL”) carry forward of $4,380,306 and $1,244,454 respectively and they can be carried forward indefinitely. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2025 and 2024.

NOTE 14 — CREDIT RISK AND CONCENTRATION

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counter-party’s inability to fulfil its payment obligations. The Company’s credit risk is primarily attributable to cash. As of September 30, 2025 and 2024, substantially all of the Company’s cash was held in major financial institutions located in the United States, which are FDIC-insured and management considers to be of high credit quality.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains its bank accounts at financial institutions in the United States, where there is a $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of September 30, 2025 and 2024, cash balances of $4,258,605 and $365,433, respectively, were maintained at financial institutions in the US. The remaining balances of $159,564 and $192,389, respectively, were maintained in payment processing accounts with services such as Mercury, PayPal and Stripe. While management believes that the financial institutions and payment processors used by the Company are of high credit quality, it also continually monitors their creditworthiness.

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

Concentration risk

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the year ended September 30, 2025, or the year ended September 30, 2024.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

In July 2025, the Company entered into a binding agreement to acquire a property. Pursuant to the terms of the purchase agreement, the Company remitted a deposit of $108,000 during the year ended September 30, 2025 and recorded as property acquisition deposit in the consolidated balance sheets. The remaining purchase consideration of $972,000 is contractually payable on the closing date, subject to the satisfaction of the closing conditions precedent.

NOTE 16 — SUBSEQUENT EVENTS

On October 14, 2025, the Company incorporated a new wholly owned subsidiary, 537 Greenwich LLC, under the laws of the State of Delaware. The subsidiary was established for the purpose of acquiring and holding office space in New York, which will be purchased and owned by 537 Greenwich LLC.

On October 15, 2025, the Company announced the acquisition of 21Bitcoin.xyz, a digital platform that autonomously generates and distributes real-time market intelligence through an advanced AI-powered publishing engine. 21Bitcoin provides extensive coverage of the digital asset landscape, including market trends, blockchain innovation, industry developments, regulatory policy, decentralized finance (DeFi), non-fungible tokens (NFTs), the metaverse, Web3 infrastructure, cybersecurity, privacy, and global adoption trends. The integration of 21Bitcoin into Alpha Edge Media is expected to deepen the Company’s coverage for both institutional and retail readers by combining algorithmic precision with editorial context

Between October 1, 2025, and the date that the consolidated financial statements were issued, 65,205 underwriter warrants with an exercise price of $4.30 per share were exercised on a cashless basis to purchase 16,313 Common Stock.

