Form 10-Q
period 2025-12-31
Aether Holdings, Inc.
filed 2026-02-17
CIK 2026353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-42595

Aether Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2818803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Charlton Street, Unit RET B New York, New York	10014
(Address of principal executive offices)	(Zip Code)

(347) 726-8898

(Registrant’s telephone number, including area code)

1441 Broadway, 30th Floor

New York, New York 10018
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

As of February 12, 2026, there were 12,144,730 shares of common stock outstanding.

AETHER HOLDINGS, INC.

-i-

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectation and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 17, 2025 (the “Annual Report”) under the heading “Risk Factors”) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of these forward looking statements by words such as “may,” “will,” “aim,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “is/are likely to,” “potential,” “continue,” and other similar expressions or variations. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Important factors that could cause actual performance or results to differ materially and adversely from those expressed in or suggested by the forward-looking statements include:

●	our inability to meet our core objectives, namely, to expand the number and content of our online newsletters and create advanced investor tools for our users;

●	ineffectively competing in our industry;

●	the impact of governmental laws and regulation;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to manage growth effectively, including through acquisitions;

●	our ability to continue to evolve and adapt our technology, including further adoption of artificial intelligence and machine learning technologies;

●	our ability to attract new users of our products and to persuade existing users of our products to convert their free subscriptions to paid subscriptions, renew their subscription agreements, and purchase higher subscription tiers from us;

●	our ability to successfully expand the coverage of our products to include foreign markets and alternative asset classes;

●	assumptions related to the size of the market for our publications and analysis tools;

●	our opportunistic use of cash resources on hand, which would impact our capital needs;

●	our ability to expand our revenue streams beyond a subscriber model;

-ii-

●	difficulties with certain data providers, technology providers, and third-party services we rely on or will rely on;

●	failure to establish and maintain our corporate culture as we grow and encounter challenges regarding consumer recognition of our brand;

●	our ability to attract, develop, and retain capable management, analysts, and other key personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs;

●	our ability to realize the anticipated benefits of our bitcoin treasury strategy;

●	our inability to address and mitigate damage to our reputation and brand arising from negative “short reports” and adverse litigation or other proceedings against us or our management;

●	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and

●	other factors detailed under the section entitled “Risk Factors” in our Annual Report.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in our Annual Report under the heading “Risk Factors” and elsewhere in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or people acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report and our other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

-iii-

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025
	(Unaudited)	September 30, 2025
ASSETS

Current Assets
Cash	$1,798,679	$4,418,169
Prepaid expenses	351,657	365,073
Total current assets	2,150,336	4,783,242

Intangible assets, net	420,280	40,850
Internally developed software	157,779	100,000
Property acquisition deposit	-	108,000
Property and equipment, net	1,278,543	4,069
Total Assets	$4,006,938	$5,036,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payables	$132,856	$67,430
Accrued liabilities	138,774	55,827
Due to related parties	5,170	37,193
Contract liabilities	360,292	358,628
Total current liabilities	637,092	519,078

Total Liabilities	637,092	519,078

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized, 12,144,730 and 12,101,273 shares issued and outstanding on December 31, 2025 and September 30, 2025, respectively*	12,144	12,101
Additional paid-in capital	9,853,146	9,703,189
Accumulated deficit	(6,495,444)	(5,198,207)
Total shareholders’ equity	3,369,846	4,517,083

Total liabilities and shareholders’ equity	$4,006,938	$5,036,161

*	Shares and per share data are presented on a retroactive basis to reflect the 1.2-for-1 reverse stock split. Refer to Note 6(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED (UNUADITED)

	December 31, 2025	December 31, 2024

Revenue	$338,804	$354,643
Cost of Sales (excluding depreciation and amortization)	66,420	107,558
Gross Profit	272,384	247,085

Operating Expenses
Sales and marketing expenses	196,572	22,045
General and administrative expenses	1,347,444	510,029
Research and development expenses	57,947	-
Total operating expenses	1,601,963	532,074

Other Income
Interest income	25,305	-
Other income, net	7,037	-
Total Other Income	32,342	-

Loss before provision for income taxes	(1,297,237)	(284,989)

Income tax benefit (expense), net	-	-

Net loss	(1,297,237)	(284,989)

Comprehensive loss	$(1,297,237)	$(284,989)

Net loss per share – Basic and Diluted*	$(0.11)	$(0.03)
Weighted average number of shares outstanding – Basic and Diluted *	12,117,967	10,031,273

*	Shares and per share data are presented on a retroactive basis to reflect the 1.2-for-1 reverse stock split. Refer to Note 6(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount

Balance – October 1, 2025	12,101,273	$12,101	$9,703,189	$(5,198,207)	$4,517,083
Net loss for the period	-	-	-	(1,297,237)	(1,297,237)
Cashless exercise of warrants	18,332	18	(18)	-	-
Stock issued for services	25,125	25	149,975	-	150,000
Balance – December 31, 2025	12,144,730	$12,144	$9,853,146	$(6,495,444)	$3,369,846

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount
Balance – October 1, 2024	10,031,273	$10,031	$2,162,945	$(2,056,896)	$116,080
Net loss for the period	-	-	-	(284,989)	(284,989)
Balance – December 31, 2024	10,031,273	$10,031	$2,162,945	$(2,341,885)	$(168,909)

*	Shares and per share data are presented on a retroactive basis to reflect the 1.2-for-1 reverse stock split. Refer to Note 6(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED

(UNAUDITED)

	For the three months ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,297,237)	$(284,989)
Adjustments:
Depreciation and amortization	7,744	523
Stock-based compensation expense	14,778	-
Changes in operating assets and liabilities:
Prepaid expenses	148,638	4,631
Payables and accrued liabilities	148,373	33,838
Amounts due to related parties	(32,023)
Contract liabilities	1,664	(12,019)
Net cash used in operating activities	(1,008,063)	(258,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible assets	(385,050)	-
Internally developed software	(57,779)
Purchase of property and equipment	(1,168,598)	-
Net cash used in investing activities	(1,611,427)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	-	(6,768)
Amounts due to related parties		100,672
Net cash provided by financing activities	-	93,904

Net decrease in cash	(2,619,490)	(164,112)

Cash, beginning of the period	4,418,169	557,823
Cash, end of the period	$1,798,679	$393,711

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for services	150,000	-
Cashless exercise of warrants	18	-

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

The registration statement for the Company’s initial underwritten public offering (“IPO”) was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares of Common Stock at the same public offering price (the “IPO Over-Allotment Option”). On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses. Additionally, as partial compensation for their services, the Company issued warrants to purchase an aggregate of 144,900 shares of Common Stock to The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several underwriters of the Company’s IPO.

On April 30, 2025, the Company incorporated a new subsidiary, Alpha Edge Media, Inc. (“AEM”), under the laws of the State of Delaware to support its expanding newsletter business. The newsletters published, or acquired and thereafter published by AEM will target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening the Company’s overall coverage of securities, commodities, markets and exchanges.

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

On October 14, 2025, the Company formed a new wholly owned subsidiary, 537 Greenwich LLC (“the LLC”), under the laws of the State of Delaware. The subsidiary was established for the purpose of acquiring and holding office space in New York, which will be purchased and owned by the LLC.

The following table sets forth information concerning the Company and its subsidiaries as of December 31, 2025:

Name of Entity	Date of Organization	Place of Organization	Percentage of Ownership	Principal Activities

Aether Holdings, Inc.	August 15, 2023	Delaware	Parent Company	Holding Company
Sundial Capital Research Inc.	January 22, 2003	Minnesota	100%	Financial Research Publication
Alpha Edge Media, Inc.	April 30, 2025	Delaware	100%	Financial Newsletters
Aether Grid Inc.	May 22, 2025	Delaware	100%	Financial Technology Tools
Aether Labs, Inc.	June 6, 2025	Delaware	100%	Research and Development
537 Greenwich LLC	October 14, 2025	Delaware	100%	Acquiring and holding office space

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of December 31, 2025, its unaudited condensed consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended December 31, 2025 and December 31, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Aether Holdings, Inc. for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2025, (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of September 30, 2025, has been derived from the audited consolidated balance sheet as of September 30, 2025, contained in the above referenced Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances have been eliminated upon consolidation. Interim results are not necessarily indicative of results for a full year or any future periods.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Foreign Currency

These unaudited condensed consolidated financial statements are presented in United States dollars which are the parent and subsidiaries’ functional currency. The functional currency for each entity consolidated with the Company is determined by the currency of the primary economic environment in which it operates, US dollars (“USD”).

Monetary assets and liabilities denominated in foreign currencies are re-measured to USD using the exchange rates prevailing at the consolidated balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are measured in USD using historical exchange rates. Revenues and expenses are measured using the actual exchange rates prevailing on the dates of the transactions. Gains and losses resulting from re-measurement are recorded in the Company’s consolidated statement of operations and comprehensive loss as foreign exchange (loss) gain under general and administrative expenses.

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant estimates or assumptions that materially impacted the unaudited condensed consolidated financial statements for the three months ended December 31, 2025 and 2024.

Segment Information

The Company follows ASC 280, “Segment Reporting”, which requires disclosures based on how management organizes the Company to make operating decisions and assess performance. The Company has determined that it operates as a single reportable segment.

The Chief Executive Officer functions as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for key operating decisions, resource allocation, and performance assessment. In executing these responsibilities, the CODM regularly reviews consolidated financial information, including total revenue, gross profit, key operational metrics, and cash flow, on a Company-wide basis. The CODM does not review or receive discrete financial information by business function, product category, or geographic region. Consequently, decisions about resource allocation and performance evaluation are made based solely on consolidated results. Accordingly, management has concluded that the Company has one operating segment: the online subscription service, which consists of one reporting unit based on the financial information available and which operating results are regularly reviewed by CODM. All the Company’s business activities for the three months ended December 31, 2025 and 2024 were conducted in United States. Segment profit and loss is determined on a basis that is consistent with how the Company reports operating profit and loss in its unaudited condensed consolidated statements of operations and comprehensive loss. Because the Company operates only one segment, there are no intersegment transactions.

Cash

Cash consists of cash on hand, the balances with banks and the liquid investments with maturities of three months or less.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation and impairment losses at the following depreciation rates:

Computer hardware & IT	Double declining balance method – 30%

Office Building	Straight line method – Useful Life 25 years

Equipment that is withdrawn from use or has no reasonable prospect of being recovered through use or sale, is regularly identified, and written off. The assets’ residual values, depreciation methods and useful lives are reviewed, and adjusted if appropriate, at each reporting date. Subsequent expenditures relating to items of property and equipment are capitalized when it is probable that future economic benefits from the use of the assets will be increased. All other subsequent expenditures are recognized as repairs and maintenance.

The office building is depreciated on a straight-line basis over an estimated useful life of 25 years. Depreciation is charged from the date the asset is available for use.

Intangible Asset, Net

The Company’s intangible assets consist of (i) the Company’s corporate tradenames and (ii) intangible assets acquired in connection with the purchase transactions of the Whale Tales, Altcoin Investing digital newsletter and Coinstack (collectively, the “Acquisitions”). The acquired intangible assets include domains, tradenames, subscriber lists, newsletter archives and content libraries, vendor/platform rights, writer relationships, and non-competition agreements.

Indefinite-lived intangible assets

The Company’s tradenames and domains (including the Company’s corporate tradename and the domain name and tradenames acquired in the Acquisitions) are considered indefinite-lived, as they are expected to contribute to future cash flows indefinitely and the costs to maintain/renew the associated legal rights are not significant. Accordingly, trade names and domain names are not amortized.

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

Amortization method and estimated useful lives

Category	Amortization Method	Estimated useful life

Brand name/Domain names /Tradenames/Social media	Not Amortized	Indefinite
Subscriber list	Straight Line Method	2 to 3 years
Content library	Straight Line Method	1 to 3 years
Vendor/platform rights	Straight Line Method	1 to 2 years
Writer relationship	Straight Line Method	1 year
Non-competition agreement	Straight Line Method	1 year
Advertiser / sponsor relationships	Straight Line Method	1 year
Proprietary codebase & technical IP	Straight Line Method	5 years

Offering costs

Deferred offering costs consist of specific expenses directly attributable to the company’s IPO, including legal, accounting, printing, underwriter fees and filing fees. These costs are capitalized as incurred in accordance with the guidance under ASC 340-10-S99-1.

Impairment of Long-lived assets

Long-lived assets, including, property and equipment, intangible assets and property acquisition deposit are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three months ended December 31, 2025 and 2024, respectively.

Internally developed software and research and development (“R&D”) expenses

Intangible assets consist of internally developed capitalized software which is separately presented than other intangible assets as they are significant.

Internal use software

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s services in accordance with ASC 350, Internal use software. These capitalized costs are primarily related to salaries, IT consultants and other personnel costs. Costs incurred in the preliminary stages of development and the post implementation phase are expensed as incurred. The company adopts agile method of software development which is generally characterized as an iterative and more dynamic process where the planning, design and coding are less distinct and performed in short sprints. The Company analyses the nature of the development and implementation activities – i.e. whether Subtopic 350-40 characterizes them as capitalizable application development stage activities – when deciding whether the costs of those activities should be capitalized or expensed as incurred. Maintenance and training costs are expensed as incurred. The amortization expense is recorded in “General and administrative expenses” on the consolidated statements of operations and comprehensive loss.

Software developed for sale

The costs incurred for the development of computer software to be sold, leased or otherwise marketed are capitalized in accordance with ASC 985, Costs of Software to be sold, leased or marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, designing, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. These capitalized costs are primarily related to salaries, IT consultants and other personnel costs.

Software costs that are expensed are recorded in “Research and Development” on the condensed consolidated statements of operations and comprehensive loss. Research and development expenses represent costs directly attributable to XYZ Terminal development, Sentiment tracker and other products, including data integration, Large Language Model (LLM) tools, predictive analytics, interface upgrades, and supporting systems, with spending driven by personnel, software, data, and cloud resources. R&D expenses are expensed as incurred in accordance with ASC 730.

Internally developed software comprises of software development cost-in-progress as at December 31, 2025 and September 30, 2025 amounting to $157,779 and $100,000, respectively, which will be amortized once the software development is capitalized upon completion.

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

Revenue from online subscription services

Our revenue source consists of subscriptions to our cloud-based software during the term of arrangement. Cloud-based services allow our customers to access the tailor-made stock research reports without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers, and collection is reasonably assured. Subscription agreements generally have terms ranging from one month and one year. Amounts that have been invoiced are recorded either contract liabilities or revenue in the unaudited condensed consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.

Contract Liabilities

Contract liabilities consist deferred revenue in relation to payments that are received in advance of the Company’s performance. The Company’s contract liabilities are reported on a contract-by-contract basis at the end of each reporting year. The Company classifies contract liabilities as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less.

Cost of Revenue

Cost of revenue primarily consist of expenses related to hosting the Company’s service and analyst salaries that directly benefit sales. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-related costs directly associated with research reports, including salaries and benefits.

These costs are incurred to support the production and delivery of the Company’s research reports, data platforms, and other customer-facing services.

Operating expenses consist primarily of research and development, general and administrative, and sales and marketing expenses. Operating expenses are recognized as incurred in accordance with U.S. GAAP.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel-related costs, including salaries, bonuses, payroll taxes, and stock-based compensation for executive, finance, legal, and administrative personnel. G&A expenses also include professional fees (legal, audit, tax, consulting, and regulatory compliance), insurance, investor relations costs, public company compliance costs, office and administrative expenses, information technology and software subscriptions, and other corporate overhead costs. These expenses are expensed as incurred.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of advertising, promotional campaigns, branding initiatives, sponsorships, customer acquisition costs, website hosting related to marketing activities, travel, trade shows, and other marketing-related expenditures. Advertising costs are expensed as incurred.

Defined contribution plan

Contributions to defined contribution plans are expensed in the period in which services are rendered by the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

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

For issued warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. The Company has performed an assessment of all warrants issued and determined that the Company’s warrants are equity-classified.

As of December 31, 2025, the Company had 72,450 underwriter warrants outstanding that had not yet been issued. These warrants were issued in connection with the Company’s initial public offering and entitle the holder to purchase shares of Common Stock pursuant to the terms set forth in the underwriting agreement.

Stock Based Compensation

We account for our stock-based compensation under ASC 718, “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Forfeitures are accounted when they occur.

We use the grant date fair value method for equity instruments granted to non-employees and use Black-Scholes Method for grant date fair value of underwriters’ warrants. The stock based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Fair Value Measurement

Fair value is the price that would be received from selling an asset or paid to transfer liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

Deferred tax

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company nets the deferred tax assets and deferred tax liabilities from temporary differences arising from a particular tax-paying component of the Company within the same tax jurisdiction and presents the net asset or liability as long term. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that it has adequately reserved for uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustment to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

Net Loss per share

The Company presents basic and diluted net loss per share data for its common shares. Basic net loss per share is calculated by dividing the net loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year, adjusted for own shares held. Diluted net loss per share is determined by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for own shares held and for the effects of all potential dilutive common shares related to outstanding stock options and warrants issued by the Company for the periods presented, except if their inclusion is anti-dilutive.

Recent accounting pronouncements

Recently adopted accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve the transparency and decision usefulness of segment information by requiring enhanced disclosures about significant segment expenses and more consistent information in interim periods. The amendments are effective for the Company for fiscal year beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on October 1, 2024 on a retrospective basis. The adoption did not have an impact on the unaudited condensed consolidated financial statements but resulted in expanded segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on unaudited condensed consolidated financial statements. The Company expects the ASU to result in expanded disclosures regarding income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. We are currently evaluating the impact this guidance will have on our unaudited condensed consolidated interim financial statements.

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying financial statements and disclosures.

NOTE 3 — CONTRACT LIABILITIES

Contract liabilities consist of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. The Company classifies contract liabilities as a current liability on the consolidated balance sheets because the longest subscription plan is for twelve months. The movement of contract liabilities for the three months ended December 31, 2025 and the year ended September 30, 2025 are as follows:

	For the three months ended
	December 31, 2025	December 31, 2024
Opening balance	$358,628	$380,077
Additional contract liabilities accrual	339,177	342,624
Revenue recognized from opening contract liabilities	(184,050)	(198,679)
Revenue recognized from current year billings	(153,463)	(155,964)
Ending balance	$360,292	$368,058

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

NOTE 4 — PREPAID EXPENSES

The prepaid expenses as of December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025	September 30, 2025
Software license	$16,234	$16,673
SEC filing fees	$36,442	49,675
Insurance	$148,728	282,066
Other	$150,253	16,659
Total	$351,657	$365,073

NOTE 5 — ACCRUED LIABILITIES

The accrued liabilities as of December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025	September 30, 2025

Accrued expenses	135,210	21,021
Accrued wages	3,564	34,806
Total	$138,774	$55,827

NOTE 6 — EQUITY

A) Shares Issued for Service Agreements

On December 22, 2025, the Company issued 25,125 shares of Common Stock to certain non-employees, specifically the sellers of the Coinstack assets, in consideration for services to be provided under a transition services agreement entered in connection with the asset acquisition. The shares were issued at a fair value of $5.97 per share, resulting in an aggregate fair value of $150,000. The transaction has been accounted for as an equity-settled share-based payment. The expense relating to the services received is recognized over the period during which the services are rendered. The fair value of the services received is measured by reference to the fair value of the equity instruments issued.

No shares were issued for Service Agreement for the year ended September 30, 2025.

B) Reverse Stock Split

On January 15, 2025, the Company’s board of directors approved a share consolidation of the Company’s common shares at a ratio of 1.2-for-1 reverse split, effective on January 15, 2025. As a result of the share consolidation, every 1.2 common shares outstanding is automatically combined and converted into 1 issued and outstanding common share, without any action required from shareholders. The par value and the authorized number of common shares remained unchanged.

All share and per-share information included in the unaudited condensed consolidated financial statements and notes there to have been retroactively adjusted for the 1.2-for-1 reverse split occurred on the first day of the first period presented.

As of December 31, 2025, and September 30, 2025, the Company had 12,144,730 and 12,101,273 shares of Common Stock issued and outstanding, respectively.

C) IPO

The registration statement for the Company’s IPO was declared effective on April 9, 2025. We consummated our IPO on April 11, 2025, with the issuance of 1,800,000 shares of Common Stock at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted the underwriters an over-allotment option to purchase up to 270,000 additional shares of Common Stock at the same public offering price. On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses. Total share issuance cost incurred for same is $1,661,437.

D) Underwriters’ Warrants

In connection with the Company’s IPO and the IPO Over-Allotment Option, the Company issued to the representatives of the underwriters, or their permitted designees, warrants (the “Underwriters’ Warrants”) to purchase 144,900 shares of Common Stock (representing 7% of the total shares sold in the offering) at an exercise price of $4.30 per share (the public offering price). The Underwriters’ Warrants become exercisable 180 days after the IPO closing date and have a term of five (5) years from the commencement of sales of the securities in the offering. The issuance of these warrants represented additional compensation to the underwriters for services rendered in connection with the IPO.

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

Accordingly, the Underwriter Warrants were recorded within stockholders’ equity in additional paid-in capital (“APIC”). However, as the warrants are incremental and directly attributable to the IPO, the Company recorded the fair value of the Underwriter Warrants as an equity issuance cost as a reduction of APIC. As the result, no net impact to total APIC.

The Underwriters’ Warrants were valued at $302,751 based on a Black-Scholes valuation with the following assumptions (Risk-free interest rate: 4.30%; expected life of warrants: 5 years; estimated volatility: 50%; dividend rate: 0%).

A summary of the warrants’ movement schedule is as follows:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life
Balance – October 1, 2025	144,900	$4.3	4.53
Granted	-	-	-
Exercised	(72,450)	4.3	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding - December 31, 2025	72,450	$4.3	4.2

The Company issued 72,450 underwriter warrants with an exercise price of $4.30 per share that were exercised on a cashless basis to purchase 18,332 Common Stock.

NOTE 7 - NET LOSS PER SHARE

The computation of net loss per share and weighted-average shares of Common Stock outstanding for the periods presented are as follows:

	Three Months Ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(1,297,237)	$(284,989)
Basic and diluted weighted-average common shares outstanding	12,117,967	10,031,273
Net Loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.03)

There were no preferred or other dividends declared for the three months ended December 31, 2025. The below table includes the total securities potentially dilutive for the three months ended December 31, 2025, and 2024, which have been excluded from the computation of diluted earnings (loss) per share.

	December 31,
	2025	2024
Warrants Outstanding	72,450	-

Although the Company’s warrants contain cashless exercise provisions, the impact of such provisions was not considered in diluted net loss per share as the Company incurred a net loss during the period and all potential shares of Common Stock were anti-dilutive.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

On July 21, 2025, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with 537 Greenwich Owner, LLC (the “Seller”), pursuant to which the Company agreed to purchase from the Seller the retail level office space located at 110 Charlton Street, Unit RET B, New York, NY 10014 (the “Property”).

On October 14, 2025, the Company assigned the Purchase Agreement to its newly formed, wholly owned subsidiary, 537 Greenwich LLC, an entity formed for the purpose of holding the Property.

The contractual purchase price of the Property was $1,080,000 in cash. In accordance with the Purchase Agreement, the Company previously paid a deposit of $108,000, which was applied toward the purchase price at closing. Total cash consideration paid to the Seller at closing on December 19, 2025 was $976,830, excluding adjustments for certain condominium-related fees and real estate taxes of $4,241. In addition, the Company incurred $191,768 of transaction costs in connection with the acquisition, primarily consisting of legal fees, title costs, transfer taxes, and other closing-related costs. These costs were capitalized as part of the basis of the Property. The total capitalized cost of the Property was $1,276,598.

The Property comprises approximately 1,600 square feet within Greenwich West, a mixed-use development in the Hudson Square neighborhood of New York City and will serve as the Company’s corporate headquarters.

There are no material relationships between the Company (or its affiliates) and the Seller.

Property and equipment, net consisted of the following:

	December 31, 2025	September 30, 2025
Office Building	$1,276,598	$-
Computer & equipment	18,799	18,799
Less: Accumulated depreciation	16,854	14,730
Property and equipment, net	$1,278,543	$4,069

Depreciation expenses totaled $2,124 and $523 during the three months ended December 31, 2025 and 2024 respectively.

NOTE 9 — INTANGIBLES

21 Bitcoin.xyz Asset Acquisition

On October 15, 2025, the Company acquired substantially all of the assets of 21Bitcoin.xyz, a digital platform that autonomously generates and distributes real-time market intelligence through an advanced AI-powered publishing engine. 21Bitcoin provides extensive coverage of the digital asset landscape, including market trends, blockchain innovation, industry developments, regulatory policy, decentralized finance (DeFi), non-fungible tokens (NFTs), the metaverse, Web3 infrastructure, cybersecurity, privacy, and global adoption trends.

The Company evaluated the transaction under ASC 805 and concluded that the acquired set did not meet the definition of a business. Substantially all of the fair value of the gross assets acquired was concentrated in identifiable intangible assets, and the acquired set did not include substantive processes capable of producing outputs independently. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50 and as such, the transaction was considered to be insignificant.

In accordance with ASC 805-50-30-3, the total acquisition cost of $30,000 was allocated to the identifiable assets acquired on a relative fair value basis as of October 15, 2025.

The 21 Bitcoin.xyz asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended December 31, 2025 and as such detailed disclosures regarding acquired intangible assets were considered to be insignificant.

Coinstack Asset Acquisition

On December 22, 2025 (the “Acquisition Date”), the Company acquired substantially all the assets of Coinstack (the “Coinstack Acquisition”). The acquired assets primarily consist of subscriber lists and related data, trade name and trademarks (including associated domain names), content library and archives, advertiser and sponsor relationships, and social media and community presence.

The Company evaluated the transaction under ASC 805 and concluded that the acquired set did not meet the definition of a business. Substantially all of the fair value of the gross assets acquired was concentrated in identifiable intangible assets, and the acquired set did not include substantive processes capable of producing outputs independently. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50.

Total consideration consisted of cash paid at closing and directly attributable transaction costs. In accordance with ASC 805-50-30-1, transaction costs were capitalized as part of the cost of the acquired assets.

In connection with the acquisition, the Company issued 25,125 shares of Common Stock to the sellers pursuant to a Transition Services Agreement for post-closing services. These shares were issued at a fair value of $5.97 per share (aggregate fair value of approximately $150,000) and were accounted for separately as equity-settled share-based compensation under ASC 718. Because the shares were issued for post-acquisition services rather than as consideration transferred for the acquired assets, they were not included in the purchase price allocation. The Coinstack asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended December 31, 2025 and as such detailed disclosures regarding acquired intangible assets were considered to be insignificant.

Amortization expenses of $5,620 and $0 were recorded for the period ended December 31, 2025 and 2024. No impairment indicators were identified as of December 31, 2025.

NOTE 10 — RELATED PARTY TRANSACTIONS

Related parties include key management personnel, their close family members and entities under their control or joint control. Key management personnel are those who have authority and responsibility for the planning directing and controlling the activities of the entity, directly or indirectly. The Company defines key management personnel as the Company’s C-level executives and Board of Directors. The Company’s relationship with related parties who had transactions with the Company are summarized as follows:

Related Party	Relationship with the Company
Qian Zhang	Former Director and CEO of Sundial from May 31, 2023 to July 10, 2024; Operating Officer (“COO”) of Sundial since July 10, 2024 Former Director and Interim CEO of Aether from August 25, 2023 to September 11, 2023

Hao Hu	Chief Information Officer (“CIO”) of Sundial since March 15, 2023; Director of Sundial since September 9, 2023; Interim Chief Executive Officer of Sundial since July 10, 2024; Former Director and CTO of Aether from August 25, 2023 to September 11, 2023

Nicolas Kuan Liang Lin	Chief Executive Officer (“CEO”) since September 11, 2023 and Director of Aether since August 25, 2023

David Chi Ching Ho	Chief Strategy Officer (“CSO”) from April 1, 2024 to February 13, 2026

Siu Hang (Henry) Wong	Director of Business Development since December 1, 2024 to February 1, 2025 Former Chief Operating Officer (“COO”) from June 1, 2024 to November 20, 2024

Elixir Technology Inc.	Aether’s principal common shareholder controlled by Jaclyn Wu, a former director of Aether and Sundial

Jaclyn Wu	Director of Sundial from August 16, 2022 to February 15, 2026; Director of Aether from August 25, 2023 to December 14, 2025.

Monic Wealth Solutions Ltd.	Owned by Jaclyn Wu, a former director of Aether and Sundial.

Ledger Pros LLC	Owned by Suresh R. Iyer, the Chief Financial Officer (“CFO”) since May 16, 2024

Suresh R. Iyer	Chief Financial Officer (“CFO”) since May 16, 2024

Monic Financial Group	Owned by Jaclyn Wu, a former director of Aether and Sundial.

Related Party balances

The Company’s balances due to related parties as of December 31, 2025 and September 30, 2025 were as follows:

Name	December 31, 2025	September 30, 2025
Qian Zhang	$-	$4,556
Elixir Technology Inc.	5,158	5,157
Hao Hu	12	10
WUYAO Safety Technology (Hang Zhou) Co., LTD	-	27,470
Total due to related parties	$5,170	$37,193

The amounts due to related parties as of December 31, 2025 and September 30, 2025 are unsecured, interest-free, and due on demand.

Related Party transactions

The Company had the following related party transactions:

A) Services rendered from related parties

During the three months ended December 31, 2025 and 2024, the Company incurred $0 and $9,000 for the accounting services provided by Ledger Pros LLC.

B) Director fees and consulting fees for services rendered by directors and consultants

		For the three months ended
Name	Nature of Service	December 31, 2025	December 31, 2024
Jaclyn Wu	Director	$24,348	$30,000
Siu Hang (Henry) Wong	Consulting	$-	$15,000
Wayne Huo	Director	$1,882	$-
Total		$26,230	$45,000

NOTE 11 — INCOME TAXES

For the three months ended December 31, 2025, and 2024, the Company recorded income tax expense (benefit) of $0, as they were insignificant.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2025 and September 30, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 12 — RISKS AND CONCENTRATIONS

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfil its payment obligations. The Company’s credit risk is primarily attributable to cash. As of December 31, 2025, and September 30, 2025, substantially all of the Company’s cash was held in major financial institutions located in the U.S., which are FDIC-insured and management considers to be of high credit quality.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains its bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of December 31, 2025 and September 30, 2025, cash balances of $1,535,363 and $4,258,605, respectively, were maintained at financial institutions in the US. The remaining balances of $263,316 and $159,564, respectively, were maintained in payment processing accounts with services such as Mercury, PayPal and Stripe. While management believes that the financial institutions and payment processors used by the Company are of high credit quality, it also continually monitors their creditworthiness.

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

Going concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since inception, the Company has incurred recurring losses and negative cash flows from operations, resulting in an accumulated deficit of $6,495,444 as of December 31, 2025. For the three months ended December 31, 2025, the Company incurred a net loss of $1,297,237 and used cash in operating activities of $1,008,063. Although the Company completed its initial public offering on April 11, 2025 and the closing of the underwriters’ over-allotment option on April 16, 2025, which collectively generated aggregate gross proceeds of approximately $8,901,000 (before underwriting discounts and offering expenses), the Company continues to incur operating losses and expects to require additional capital to fund operations and execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued.

Management intends to fund operating costs over the next twelve months primarily through the use of remaining IPO proceeds and, if necessary, through additional financing from public or private offerings of equity or debt securities. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices. These market factors are not expected to pose significant risks to the Company.

Concentration risk

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the three months ended December 31, 2025 and 2024.

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

As of December 31, 2025, the Company did not have any lease agreements or material lease commitments. Accordingly, no right-of-use assets or lease liabilities have been recognized in the accompanying condensed consolidated financial statements.

NOTE 14 — SUBSEQUENT EVENTS:

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2025, through the date when consolidated financial statements were issued, and has determined that, except as described below, it does not have any material subsequent events to disclose in these financial statements.

On January 15, 2026, the Company’s subsidiary Aether Grid acquired all of the assets (including intellectual property rights) related to the operation of an AI-powered stock market research tool with real time filing analysis, known as Public View, in an all-cash transaction for nominal consideration.

On February 13, 2026, Mr. David Chi Ching Ho resigned from his position as Chief Strategy Officer of the Company with immediate effect.

On February 15, 2026, Ms. Jaclyn Wu resigned from her position as Director of the Sundial with immediate effect.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to unaudited condensed consolidated financial statements, the following discussions and other parts of this Report contain forward-looking statements that reflect our plans, objectives, expectations, intentions, and beliefs, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors” included elsewhere in this Report.

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

Recent Developments

Dispute with Former Director

As previously reported in our Annual Report, our management is currently engaged in a dispute with Mr. David Mandel, a former member of our board of directors. On July 18, 2025, our board of directors received an email notification from Mr. Mandel wherein he alleged that he was promised the position of Chief Executive Officer of the Company with associated compensation of an annual salary of $220,000 and seven percent (7%) of the outstanding common stock of the Company, subject to a vesting schedule over a three-year period. Our management firmly denies these allegations, rejects the premise that any agreement related to the subject matter of the allegations was ever entered into, and does not believe that any related legal claim, if brought, would hold merit or be valid. See the section entitled “Risk Factors - Our management is currently in a dispute with one of our former directors If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company, and adversely affect our stock price.” contained in our Annual Report for a discussion of the risks associated with the dispute.

Coinstack Acquisition

On December 22, 2025, pursuant to the Asset Purchase Offer Agreement dated December 10, 2025, by and between AEM, Hive Global, Inc., Ryan Allis, and Mike Gavela (the “Purchase Agreement”), we completed the acquisition of substantially all assets associated with the Hive Global, Inc.’s Coinstack newsletter business (“Coinstack”), including a subscriber list and related data, domain names and websites, all intellectual property possessed by Coinstack, sponsor and advertiser pipeline assets, social media and online community accounts, and books and records for a cash purchase price of $350,000. In connection with the transaction and as a condition to close the acquisition, we additionally issued an aggregate of $150,000 worth of our common stock to the founders of Coinstack, Ryan Allis and Mike Gavela, for certain transition services to be rendered. We believe that the acquisition of Coinstack will contribute positively to AEM’s growth strategy by increasing audience scale, enhancing engagement metrics, and providing additional opportunities for commercial partnerships across our media network. See the sections below entitled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Sales of Unregistered Securities” and “Item 5 – Other Information – Coinstack Acquisition” for more information regarding the acquisition and share issuance.

Acquisition of PublicView.ai

On January 15, 2026, we closed the acquisition of PublicView.ai (“Public View”), an AI-driven market intelligence platform designed to simplify and accelerate equity research. Public View serves a diverse user base of retail and professional investors, financial analysts and researchers, fintech platforms, and data-driven investment teams. Its core capabilities include AI-powered parsing and summarization of SEC filings, insight extraction from earnings releases, natural-language research workflows that reduce manual document review, and tools to ease access to public market data. While relatively small, by integrating Public View into the toolset of Aether Grid, we intend to deliver a more complete research experience that connects technical signals and sentiment indicators with fundamental equity research. Aether Grid acquired the source code, repositories, databases, intellectual property, and other assets for a cash purchase price of $9,000.

Resignation of Chief Strategy Officer

On February 13, 2026, Mr. David Chi Ching Ho resigned from his position as Chief Strategy Officer of the Company with immediate effect.

Bitcoin Treasury Strategy

On July 18, 2025, our board of directors approved the adoption of a new treasury strategy for the Company, which primarily consists of holding the majority our liquid assets in bitcoin. We do not currently hold any bitcoin and we intend to fund our initial acquisition of bitcoin with the proceeds of a public or private offering of our securities; however, there can be no assurances that we will complete such an offering on favorable terms, on unfavorable terms, or at all. If we do not complete an offering of our securities, we intend to pursue other capital raising opportunities to finance our initial acquisition of bitcoin. See the sections of or Annual Report entitled “Business – Bitcoin Treasury Strategy” and “Risk Factors – Risks Related to our Bitcoin Treasury Strategy and Holdings” for a more detailed discussion of our bitcoin treasury strategy.

Financial Highlights

The following table presents the revenue, cost of sales, gross margin and the net cash provided by or used in operating activities for the three months ended December 31, 2025 and 2024.

	For the three months ended
	December 31,
	2025	2024	% Change

Revenue	$338,804	$354,643	(4.47)%
Cost of sales	$66,420	$107,558	(38.25)%
Gross profit margin	80.40%	69.67%	10.73%
Net cash used in operating activities	$(1,008,063)	$(258,016)	290.70%

Factors and Trends Affecting Our Business and Results of Operations

We believe the most significant factors that affect our business and results of operations including the following:

Increasing Usage by Our Existing Customers

Our existing Userbase presents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing Users. This deeper relationship with our Users will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We are focusing our sales and support teams to prevent user churn by ensuring that our products and services can provide a high level of value. Our goal is to continue to increase our revenue from existing users through the introduction of new products and features tailored to our customer base in addition to expanded user outreach focused on larger Users and specific use cases.

Growing Our Base of Higher Spend Customers

We believe there is a substantial opportunity to further expand our Userbase to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract enterprise users, including new marketing and partnership initiatives that further optimize our self-service revenue funnel and help users expand their usage.

Investing in Our Platform and Product Offerings

We have a history of and will continue to invest significantly, in, delivering innovative products, features and functionality targeted at our core Userbase. The market opportunity for our core services of providing proprietary research analytics, data, and tools for equity traders through a flagship platform continues to expand and we are making targeted investments to expand this revenue. Beyond the SentimenTrader platform, we continue to see large growth opportunities in U.S. markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years. In addition, we may pursue both strategic partnerships and acquisitions that we believe will be complementary to our business, accelerate User acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our market opportunity.

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

Research and development expenditures for the period primarily consisted of fees charged by third-party service providers. Management expects research and development work on XYZ Terminal to continue in subsequent periods, with commercialization targeted following the completion of the initial feature set.

Macroeconomic Conditions

Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, supply chain disruptions, inflationary pressures, interest rates, financial and credit market fluctuations, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, international trade relations, political turmoil, political instability, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, the Middle East or elsewhere, could cause a decrease in business investments in information technology and negatively affect the growth of our business and our results of operations. While our business model provides some resilience against these factors, we will continue to monitor the impacts of these or similar circumstances on our business and will take appropriate measures to minimize potential risk exposure.

Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

SentimenTrader

	For the three months ended December 31,
	2025	2024	% change
Gross New Free Subscribers	368	268	37.31
Average conversion rate from free to Paid Subscribers	32.07%	25.61%	25.24
Paid Subscribers	2,185	2,383	(8.31)
Average Revenue Per User (“ARPU”)	$154	$149	3.36

Alpha Edge Media (AEM)

Publication	Free Subscribers as of December 31, 2025
Coinstack	349,459
WhaleTales	45,264
Altcoin Investing	7,218
Alpha Edge Media	6,216
StockCastr	4,797
IPO Stream	1,851
The Russell Report	952
Aether Holdings	898
Alpha Edge Summit	622
Total	417,277

As of December 31, 2025, Alpha Edge Media had a negligible number of paid subscribers and did not have any subscribers during the three months ended December 31, 2024. Subscriber activity commenced beginning August 14, 2025.

Free Subscribers

“Free subscribers” are defined as Users who subscribe to our free investment publications using a valid email address and remain directly opted in, excluding paid subscribers who also receive free subscription. These free subscriptions often feature daily publications with commentary on the stock market, investment ideas, and other specialized topics. Our free publications include advertisements and editorial support for our current marketing campaigns. Through these publications, free subscribers become acquainted with our editors and analysts, explore our products and services, and discover how we could help them become better investors.

The number of new free subscribers for SentimenTrader increased by 100, or 37.31%, from 268 for the three months ended December 31, 2024, to 368 for the three months ended December 31, 2025. The increase in number of free subscribers to our SentimenTrader platform could be attributed to the increased brand awareness driven by the recent advertising and marketing campaigns.

The number of free subscribers for Alpha Edge Media as of December 31, 2025, was 417,277. Alpha Edge Media did not have operations as of December 31, 2024.

We acknowledge that free subscribers play a critical role in our business ecosystem, serving as the foundation of the customer acquisition funnel. They represent a low-barrier entry point for potential Users, allowing them to explore and engage with the platform without financial commitment. This group often acts as a pipeline for converting Users into paid subscribers, which directly drives revenue growth

Paid Subscribers

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

Paid subscribers for SentimenTrader decreased by 198, or 8.31%, from 2,383 for the three months ended December 31, 2024 to 2,185 for the three months ended December 31, 2025.

Paid subscribers for AEM were negligible as of December 31, 2025. AEM did not have operations as of December 31, 2024.

The average conversion rate from free subscribers to paid subscribers on our SentimenTrader platform was approximately 32.07% and 25.61% for the three months ended December 31, 2025 and 2024, respectively. The higher conversion rates for the three months ended December 31, 2025, was attributable to a promotional campaign.

The average conversion rate from free subscribers to paid subscribers of AEM was negligible for the three months ended December 31, 2025. AEM did not have operations as of December 31, 2024.

We are actively incorporating new features and improvements into SentimenTrader to enhance user experience and increase conversion rates. This includes introducing advanced analytical tools, expanding data sources, and refining our platform’s design to improve accessibility and ease of use. Additionally, we are exploring targeted marketing strategies to attract new paid subscribers while retaining existing ones. We intend to focus on growing our free subscriber count with AEM to drive traffic to our subscription-based platforms. Through these efforts, we are confident in our ability to enhance user engagement and improve both subscriber growth and conversion rates in the coming periods.

Average Revenue Per User (“ARPU”)

The ARPU is calculated based on the revenue divided by the number of monthly average paid subscribers over that three-month period. We believe ARPU is a key indicator of how successful we are in attracting users to higher-value content. We believe that our high ARPU is indicative of the trust we build with our users and of the value they see in our products and services.

ARPU for SentimenTrader increased by $5, or 3.36%, to $154 for the three months ended December 31, 2025, as compared to $149 for the three months ended December 31, 2024.

Revenue

Revenue is generated from providing online subscription services. Revenue is generally recognized ratably over the contract term, starting from the commencement date of each contract, which is the date our cloud-based software is made available to customers and collection is reasonably assured.

Total revenue decreased marginally by $15,839, or 4.47%, from $354,643 for the three months ended December 31, 2024 to $338,804 for the three months ended December 31, 2025.

Results of Operations

For the three Months ended December 31, 2025 and 2024

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2025 and 2024 in U.S. dollars and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended December 31,
	2025		2024		Amount	Percentage
		As % of		As % of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Sales	$338,804	100.00%	$354,643	100.00%	$(15,839)	(4.47)%
Cost of sales	66,420	19.60%	107,558	30.33%	(41,138)	(38.25)%
Gross profit	272,384	80.40%	247,085	69.67%	25,299	10.24%
Operating expenses
Sales and marketing expenses	196,572	58.02%	22,045	6.22%	174,527	791.69%
General and administrative expenses	1,347,444	397.71%	510,029	143.81%	837,415	164.19%
Research and development expenses	57,947	17.10%	-	-%	57,947	--
Total operating expenses	1,601,963	472.83%	532,074	150.03%	1,069,889	201.08%

Other Income
Other Income, net	7,037	2.08%	-	-%	$7,038	--
Interest Income	25,305	7.47%	-	-%	$25,305	-
Total Other Income	32,342	9.55%	-	-%	32,343	-

Loss before income taxes	(1,297,237)	(382.89)%	(284,989)	(80.36)%	$(1,012,248)	355.19%
Provision for income taxes	-	-%	-	-%	$-
Net loss and comprehensive loss	$(1,297,237)	(382.89)%	(284,989)	(80.36)%	(1,012,248)	355.19%

Revenue

Our revenue decreased by $15,839, or 4.47%, from $354,643 for the three months ended December 31, 2024, to $338,804 for the three months ended December 31, 2025 due to a decrease in the number of paid subscribers.

We are actively incorporating new features and improvements into SentimenTrader to enhance User experience and increase conversion rates. This includes introducing advanced analytical tools, expanding data sources, and refining our platform’s design to improve accessibility and ease of use. Additionally, we are exploring targeted marketing strategies to attract new paid subscribers while retaining existing ones. Through these efforts, we believe we will be able to enhance user engagement and improve both subscriber growth and conversion rates in the coming periods.

Gross profit and Costs of Sales

Cost of sales mainly includes the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and the analyst salaries. Cost of sales decreased by $41,138, or 38.25%, from $107,558 for the three months ended December 31, 2024, to $66,420 for the three months ended December 31, 2025 due to decrease in analyst salaries.

Gross profit increased by $25,299, or 10.24%, from $247,085 for the three months ended December 31, 2024, to $272,384 for the three months ended December 31, 2025. The increase in gross profit was mainly due to the decrease in cost of sales, as discussed above.

Gross profit margin increased from 80.40% for the three months ended December 31, 2024 to 69.67% for the three months ended December 31, 2025. The increase in gross profit margin was primarily attributable to the combined impact of the decrease in subscription revenue and decrease in cost of sales.

Our cost and gross profit are as follows:

	For the three months ended			For the three months ended
	December 31, 2025			December 31, 2024
Category	Cost of sales	Gross profit	Gross profit %	Cost of sales	Gross profit	Gross profit %	Variance in Cost of sales	Variance in gross Profit	Variance in gross profit %

Subscription service	$66,420	$272,384	80.40	$107,558	$247,085	69.67	$(41,138)	$25,299	10.73%
Total	$66,420	$272,384	80.40	$107,558	$247,085	69.67	$(41,138)	$25,299	10.73%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. These costs increased by $174,527 or 791.69%, from $22,045 for the three months ended December 31, 2024, to $196,572 for the three months ended December 31, 2025, representing 58.02% and 6.22% of our revenue for the three months ended December 31, 2025 and 2024 respectively. The increase was mainly driven by higher advertising and marketing expenses incurred in the current period compared to three months ended December 31, 2024.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, insurance expense, office expenses, travel and entertainment expenses. Our general and administrative expenses represented 397.71% and 143.81% of our revenue for the three months ended December 31, 2025 and 2024, respectively. General and administrative expenses increased by $837,415, or 164.19%, from $510,029 for the three months ended December 31, 2024, to $1,347,444 for the three months ended December 31, 2025. The increase was mainly due to the increase in legal fees, consulting fees and insurance expense and membership and subscription charges.

Research and development expenses

Our research and development expenses primarily consist of costs incurred in the development of artificial intelligence and machine learning tools for our platform. These expenses increased by $57,947, or 100%, from $0 for the three months ended December 31, 2024 to $57,947 for the three months ended December 31, 2025. Research and development expenses represented approximately 17.1% and 0% of our revenue for the respective periods.

The increase in research and development expenses was driven by continued investment in enhancing our AI-driven capabilities and platform functionality. We expect research and development expenses to increase in future periods as we remain committed to expanding our AI-related features to deliver enhanced functionality and value to our users.

Loss before income tax

We had a loss before income taxes of $1,297,237 and $284,989 for the three months ended December 31, 2025 and 2024, respectively. The loss was primarily attributable to the increase in selling expense and general and administrative expenses

Provision for income taxes

We had no provision for income taxes for the three months ended December 31, 2025 as we had no assessable profits for the period.

Net loss or comprehensive loss

We had a net comprehensive loss of $1,297,237 and $284,989 for the three months ended December 31, 2025 and 2024, respectively. The loss was primarily attributable to the increase in selling expenses and general and administrative expenses. The discussion regarding the increase in selling expenses and general and administrative expenses are discussed in the sections above.

Cash Flows

For the three months ended December 31, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	For the three months ended December 31,
	2025	2024
Net cash used in operating activities	$(1,008,063)	$(258,016)
Net cash used in investing activities	(1,611,427)	-
Net cash provided by financing activities	-	93,904
Net increase in cash	(2,619,490)	(164,112)
Cash, beginning of the period	4,418,169	557,823
Cash, end of the period	$1,798,679	$393,711

Operating Activities

Net cash used in operating activities was $1,008,063 for the three months ended December 31, 2025, as compared to net cash used in operating activities of $258,016 for the three months ended December 31, 2024. The increase in net cash used in operating activities was mainly attributable to the following factors:

●	Net loss of $1,297,237 for the three months ended December 31, 2025, compared to a net loss of $284,989 for the three months ended December 31, 2024;

●	Services in exchange for shares incurred $14,778 for the three months ended December 31, 2025, compared to $0 for the three months ended December 31, 2024;

●	Prepaid expenses increased by $148,638 for the three months ended December 31, 2025, compared to an increase of $4,631 for the three months ended December 31, 2024;

●	Accounts payable and accrued liabilities increased by $148,373 for the three months ended December 31, 2025, compared to an increase of $33,838 for the three months ended December 31, 2024;

●	The amounts due to related parties decreased by $32,023 for the three months ended December 31, 2025, compared $0 for the three months ended December 31, 2024; and

●	Contract Liabilities increased by $1,664 for the three months ended December 31, 2025, compared to the decrease of $12,019 for the three months ended December 31, 2024.

Investing Activities

Net cash used in investing activities was $1,611,427 for the three months ended December 31, 2025 and $0 for the three months ended December 31, 2024.

The increase in net cash used in investing activities for the three months December 31, 2025 was primarily due to purchase of property and equipment of $1,168,598, payment for intangible assets for $385,050 and advance for development cost for XYZ Terminal & Sentimentracker of $57,779 for the three-month ended December 31, 2025, compared to no such amount for the three months ended December 31, 2024.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended December 31, 2025 as compared to $93,904 for the three months ended December 31, 2024.

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

Working Capital

As of December 31, 2025, our current assets were $2,150,336 which includes cash of $1,798,679 and prepaid expenses of $351,657. Our current liabilities were $637,092 which includes trade payables and accrued liabilities of $271,630, amounts due to related parties of $5,170, and contract liabilities of $360,292. The resulting positive working capital was $1,513,244. No dividends were declared and paid to the shareholders for the three-month period ended December 31, 2025.

As of September 30, 2025, our current assets totaled $4,783,242, which included cash of $4,418,169 and prepaid expenses of $ 365,073. Our current liabilities amounted to $519,078, which consisted of trade payables and accrued liabilities of $123,257, amounts due to related parties of $37,193, and contract liabilities of $358,628. This resulted in positive working capital of $4,264,164. No dividends were declared or paid to shareholders for the year ended September 30, 2025.

Our available cash resources currently consist of the net proceeds from our April 2025 IPO and cash generated from our business. The Company completed its initial public offering on April 11, 2025 and the closing of the underwriters’ over-allotment option on April 16, 2025, which collectively generated aggregate gross proceeds of approximately $8,901,000 (before underwriting discounts and offering expenses), the Company continues to incur operating losses and expects to require additional capital to fund operations and execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued.

Management intends to fund operating costs over the next twelve months primarily through the use of remaining IPO proceeds and, if necessary, through additional financing from public or private offerings of equity or debt securities. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Expenditures

During the three months ended December 31, 2025 we paid $ 1,168,598 towards purchase of property and $ 385,050 towards acquisition of intangible assets.

Contractual Obligations

As of December 31, 2025, and as of September 30, 2025, we don’t have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources for the three months ended December 31, 2025 and 2024.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, we are voluntarily providing risk factor updates as described in this Item 1A. For our current risk factors relating to our operations, other than as set forth below, see the section entitled “Risk Factors” contained in our Annual Report.

There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and ability to raise capital.

In connection with the preparation of our condensed consolidated financial statements for the three months ended December 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about our ability to meet our obligations as they become due over the next twelve months from the date of the issuance of the financial statements. Since inception we have incurred recurring losses and negative cash flows from operations, resulting in an accumulated deficit of $6,495,444 as of December 31, 2025. For the three months ended December 31, 2025, we incurred a net loss of $1,297,237 and used cash in operating activities of $1,008,063. We intend to fund operating costs over the next twelve months primarily through the use of remaining IPO proceeds and, if necessary, through additional financings from public or private offerings of equity or debt securities. However, there can be no assurance that such financing will be available on acceptable terms, or at all. The substantial doubt about our ability to continue as a going concern may adversely affect the price of our common stock, may negatively impact relationships with third parties with whom we do business, and may negatively impact our ability to raise capital and implement our business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

On December 22, 2025, we issued 16,750 shares of our common stock to Ryan Allis and 8,375 shares of our common stock to Mike Gavella in a private placement at a price of $5.97 per share, as part of the consideration for the Coinstack acquisition discussed in Item 5. Other Information – Coinstack Acquisition below. The shares of common stock were issued to Mr. Allis and Mr. Gavella in reliance upon one or more exemptions from the registration requirements of the Securities Act found, including Section 4(a)(2) thereof.

b) Use of Proceeds

On April 9, 2025, our Registration Statement on Form S-1 (File No. 333-284081) (the “IPO Registration Statement”) was declared effective by the SEC for our initial public offering (“IPO”). On April 11, 2025, we consummated our IPO of 1,800,000 shares of our common stock, par value $0.001 per share, at a price to the public of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, we granted The Benchmark Company, LLC and Axiom Capital Management, Inc., the representatives of the underwriters, an option, exercisable for 30 days, to purchase up to an additional 270,000 shares of common stock at the public offering price of $4.30 (the “IPO Over-Allotment Option”).

On April 16, 2025, we closed on the fully exercised IPO Over-Allotment Option resulting in additional gross proceeds to us of $1,161,000, before deducting underwriting discounts, commissions and offering expenses. After giving effect to the full exercise of the IPO Over-Allotment Option, a total of 2,070,000 shares of our common stock have been issued and sold in the IPO, and the gross proceeds from the IPO, including the full exercise of the IPO Over-Allotment Option, before deducting underwriting discounts, commissions and offering expenses, was $8,901,000. The net proceeds to us from the IPO and IPO Over-Allotment Option were $7,725,350, after deducting underwriting commission of $623,070, non-accountable expenses of $89,010, underwriting fees of $182,500, refund of $25,000 retainer and legal fees of $256,070. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from the IPO as described in the IPO Registration Statement, other than that the Company completed the acquisition of retail level office space located at 110 Charlton Street, Unit RET B, New York, NY 10014 (the “Property”) on December 19, 2025 (the “Closing”) to serve as the Company’s new corporate headquarters. The purchase price for the Property was $1,080,000.00 and the total consideration paid to the seller of the Property, which included repayment for certain condominium associated fees and real estate taxes, was $1,084,830. Additionally, the transaction costs associated with the Closing totaled $191,768. The Company funded the purchase using cash on hand, and a previously paid deposit in connection with the transaction amounting to $108,000 was applied to the satisfaction of the purchase price. There are no material relationships between the Company (or its affiliates) and the Seller.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable

Item 5. Other Information

Coinstack Acquisition

On December 22, 2025, our subsidiary AEM completed the acquisition of substantially all of the assets used in connection with Hive Global, Inc.’s Coinstack newsletter business (the “Coinstack Acquisition”) pursuant to the Purchase Agreement and a Bill of Sale and Assignment of Assets dated December 22, 2025 (the “Bill of Sale”). Under the Purchase Agreement, the acquired assets include an institutional crypto newsletter and media platform which reaches more than 340,000 subscribers across hedge funds, venture capital firms, family offices, and digital-asset market participants. The platform delivers curated insights covering Bitcoin, Ethereum, digital assets, DeFi, and broader blockchain market trends.

The total consideration paid for the Coinstack Acquisition was $500,000, consisting of $350,000 in cash and $150,000 of our common stock, subject to a 6-month lock up, with the number of shares issued equal to $150,000 divided by the closing price per share of the Company’s common stock on December 19, 2025, or $5.97 per share, for a total issuance of 25,125 shares of our common stock. We funded the cash portion of the purchase price with cash on hand.

The assets acquired included the Coinstack brand and related intellectual property (including trademarks and trade names), Coinstack’s content library and associated copyrights, domain names, websites and social media accounts, and the newsletter’s subscriber lists. In addition, Ryan Allis and Mike Gavela of Hive Global, Inc. have agreed to provide certain post-closing services to us. Mr. Allis has agreed to provide a column in addition to the regular newsletter for a period of 12 months, with an option for us to extend these services for no additional fee. Mr. Gavela will provide post-closing transition services, including sponsor introductions, renewal of outreach support, transferring sponsor materials and processes, and training a new team on advertising operations and weekly production workflow.

Under the Coinstack Agreement, Hive Global, Inc., Mr. Allis and Mr. Gavela are prohibited from soliciting subscribers for a period of 24 months and must keep all nonpublic information about the assets confidential. We did not assume any liabilities except obligations under certain sponsorship/advertising placements that were scheduled to run after closing and which were expressly identified and mutually agreed upon, and obligations arising after closing solely from our operation of the purchased assets. In addition, the Coinstack Agreement contains other customary representations, warranties and covenants of the parties.

The foregoing discussion of the Purchase Agreement and Bill of Sale is qualified in its entirety by the full text of the agreements, copies of which are filed as Exhibit 10.2 and Exhibit 10.3, respectively, to this Quarterly Report on Form 10-Q.

Trading Plans and Arrangements

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

Exhibit	Description
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-248081) filed with the SEC on February 27, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-2848081) filed with the SEC on February 27, 2025).
10.1	Purchase and Sale Agreement, dated as of July 21, 2025, by and between Aether Holdings, Inc. and 537 Greenwich Owner, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2025).
10.2*	Asset Purchase Offer Agreement dated December 10, 2025, by and between Alpha Edge Media, Inc., Hive Global, Inc., Ryan Allis and Mike Gavela.
10.3*	Bill of Sale and Assignment of Assets dated December 19, 2025, by and between Hive Global, Inc. and Alpha Edge Media, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2026	AETHER HOLDINGS, INC.

	By:	/s/ Nicolas Lin
Nicolas Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Suresh Iyer
Suresh Iyer
Chief Financial Officer
(Principal Financing and Accounting Officer)

