Form 10-Q
period 2026-03-31
Aether Holdings, Inc.
filed 2026-05-15
CIK 2026353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14th, 2026, there were 12,144,730 shares of common stock outstanding.

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

You can identify some of these forward looking statements by words such as “may,” “will,” “aim,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “is/are likely to,” “potential,” “continue,” and other similar expressions or variations. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Important factors that could cause actual performance or results to differ materially and adversely from those expressed in or suggested by the forward-looking statements include:

●	our inability to meet our core objectives, namely, to expand the number and content of our online newsletters, create advanced investor tools for our users and generate revenues as a result of these efforts;

●	ineffectively competing in our industry;

●	the impact of governmental laws and regulation;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to manage growth effectively, including through acquisitions;

●	our ability to continue to evolve and adapt our technology, including further adoption of artificial intelligence and machine learning technologies;

●	our ability to attract new users of our products and to persuade existing users of our products to convert their free subscriptions to paid subscriptions, renew their subscription agreements, and purchase higher subscription tiers from us;

●	our ability to successfully expand the coverage of our products to include foreign markets and alternative asset classes;

●	assumptions related to the size of the market for our publications and analysis tools;

●	our opportunistic use of cash resources on hand, which would impact our capital needs;

●	our ability to expand our revenue streams beyond a subscriber model;

●	difficulties with certain data providers, technology providers, and third-party services we rely on or will rely on;

-ii-

●	failure to establish and maintain our corporate culture as we grow and encounter challenges regarding consumer recognition of our brand;

●	our inability to attract, develop, and retain capable management, analysts, and other key personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs;

●	our ability to realize the anticipated benefits of our bitcoin treasury strategy, which we have yet to implement;

●	our inability to address and mitigate damage to our reputation and brand arising from negative “short reports” and adverse litigation or other proceedings against us or our management;

●	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and

●	other factors detailed under the section entitled “Risk Factors” in our Annual Report.

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

We file reports with the SEC. The SEC maintains a website (https://www.sec.gov/search-filings) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

-iii-

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS

Current Assets
Cash	$807,957	$4,418,169
Prepaid expenses	262,313	365,073
Accounts receivable and other receivables	12,931	-
Total current assets	1,083,201	4,783,242

Intangible assets, net	535,763	40,850
Internally developed software WIP	97,205	100,000
Property acquisition deposit	-	108,000
Property and equipment, net	1,265,471	4,069
Total Assets	$2,981,640	$5,036,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payables	$176,048	$67,430
Accrued liabilities	74,602	55,827
Due to related parties	5,172	37,193
Contract liabilities	384,936	358,628
Total current liabilities	640,758	519,078

Total Liabilities	640,758	519,078

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized, 12,144,730 and 12,101,273 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively*	12,144	12,101
Additional paid-in capital	9,853,146	9,703,189
Accumulated deficit	(7,524,408)	(5,198,207)
Total shareholders’ equity	2,340,882	4,517,083

Total liabilities and shareholders’ equity	$2,981,640	$5,036,161

*	Shares and per share data are presented on a retroactive basis to reflect a 1.2-for-1 reverse stock split of the common stock which occurred on January 15, 2025. See Note 6(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Revenue	$336,041	$341,906	$674,845	$696,549
Cost of Sales (excluding depreciation and amortization)	64,784	109,616	131,204	217,174
Gross Profit	271,257	232,290	543,641	479,375

Operating Expenses
Sales and marketing expenses	188,986	56,622	385,558	78,667
General and administrative expenses	1,056,512	565,849	2,403,956	1,113,088
Research and development expenses	73,172	-	131,119	-
Total operating expenses	1,318,670	622,471	2,920,633	1,191,755

Other Income
Interest income	6,449	-	31,754	-
Other income, net	12,000	-	19,037	-
Total Other Income	18,449	-	50,791	-

Loss before provision for income taxes	(1,028,964)	(390,181)	(2,326,201)	(712,380)

Income tax benefit (expense), net	-	-	-	-

Net loss	(1,028,964)	(390,181)	(2,326,201)	(712,380)

Comprehensive loss	$(1,028,964)	$(390,181)	$(2,326,201)	$(712,380)

Net loss per share – Basic and Diluted*	$(0.08)	$(0.04)	$(0.19)	$(0.07)
Weighted average number of shares outstanding – Basic and Diluted *	12,144,730	10,031,273	12,131,202	10,031,273

*	Shares and per share data are presented on a retroactive basis to reflect a 1.2-for-1 reverse stock split of the common stock which occurred on January 15, 2025. See Note 6(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six Months Ended March 31, 2026

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount
Balance – October 1, 2025	12,101,273	12,101	9,703,189	(5,198,207)	4,517,083
Net loss for the period	-	-	-	(1,297,237)	(1,297,237)
Cashless exercise of warrants	18,332	18	(18)	-	-
Stock issued for services	25,125	25	149,975	-	150,000
Balance – December 31, 2025	12,144,730	12,144	9,853,146	(6,495,444)	3,369,846
Net loss for the period	-	-	-	(1,028,964)	(1,028,964)
Balance – March 31, 2026	12,144,730	12,144	9,853,146	(7,524,408)	2,340,882

For the Three and Six Months Ended March 31, 2025

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount
Balance – October 1, 2024	10,031,273	$10,031	$2,162,945	$(2,056,896)	$116,080
Net loss for the period	-	-	-	(322,199)	(322,199)
Balance – December 31, 2024	10,031,273	$10,031	$2,162,945	$(2,379,095)	$(206,119)
Net loss for the period	-	-	-	(390,181)	(390,181)
Balance – March 31, 2025	10,031,273	$10,031	$2,162,945	$(2,769,276)	$(596,300)

*	Shares and per share data are presented on a retroactive basis to reflect a 1.2-for-1 reverse stock split of the common stock which occurred on January 15, 2025. See Note 6(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED

(UNAUDITED)

	For the six months ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,326,201)	$(712,380)
Adjustments:
Depreciation and amortization	37,450	1,047
Non cash service expense for stock issuances	78,297	-
Interest Expense	-	516
Changes in operating assets and liabilities:
Prepaid expenses	174,463	8,862
Payables and accrued liabilities	127,393	120,241
Tax payable	-	5,298
Amounts due to related parties	(32,021)	199,645
Contract liabilities	26,308	15,000
Accounts receivable and other receivables	(12,931)	-
Net cash used in operating activities	(1,927,242)	(361,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(417,167)	-
Internally developed software WIP	(97,205)
Purchase of property and equipment	(1,168,598)	-
Net cash used in investing activities	(1,682,970)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from short-term loan	-	20,000
Deferred offering costs	-	(22,789)
Net cash used in financing activities	-	(2,789)

Net decrease in cash	(3,610,212)	(364,560)

Cash, beginning of the period	4,418,169	557,823
Cash, end of the period	$807,957	$193,263

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for services	150,000
Cashless exercise of warrants	18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS AND ORGANIZATION

Aether Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Aether”) was incorporated pursuant to the Delaware General Corporation Law (“DGCL”) on August 15, 2023. The Company, acting through its primary operating subsidiary, Sundial Capital Research Inc. (“Sundial”), is principally engaged in providing proprietary research analytics, data, and tools for equity traders through its flagship platform, SentimenTrader.com. (“SentimenTrader”).

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

On June 6, 2025, the Company formed a new subsidiary, Aether Labs, Inc. (“Aether Labs”), under the laws of the State of Delaware to act as the arm of the Company that focuses on innovation and research and development of its fintech ecosystem, with a focus on proprietary analytics and models driven by artificial intelligence (“AI”).

On October 14, 2025, the Company formed a new wholly owned subsidiary, 537 Greenwich LLC (537 Greenwich”), under the laws of the State of Delaware. The subsidiary was established for the purpose of acquiring and holding office space in New York, which was purchased and is owned by 537 Greenwich.

On March 25, 2026, Aether Labs and OorTech Inc. (“Oort”) formed Aether DataHub, LLC (“AetherHub”), a Delaware limited liability company, as a joint venture to develop and commercialize the “AetherHub Platform,” a white-labeled deployment of Oort’s proprietary DataHub technology, for use exclusively in the field of financial media and financial education data labeling and annotation services. AetherHub had no transactions during the three months ended March 31, 2026, and AetherHub did not have a material impact on the Company’s consolidated financial position or results of operations for the period then ended.

In March 2026, the Company also entered into a Technology License and Services Agreement with Oort, pursuant to which Oort granted the Company a worldwide, royalty-free, exclusive license, to host, operate, and commercialize Oort’s DataHub technology as a white-labelled platform. Oort is also obligated to provide software development, customization, maintenance, and support services necessary for the deployment and operation of the AetherHub platform. Intellectual property developed specifically for the AetherHub Platform is assigned to AetherHub, while Oort retains ownership of its underlying platform technology and general-purpose enhancements. No license fees or service fees are payable under the agreement, as Oort’s equity ownership interest constitutes its sole consideration. No amounts were recognized in the accompanying condensed consolidated financial statements related to this agreement for the three and six-month period ended March 31, 2026, as the Company had not commenced operations.

The Company has also entered into an intellectual property option agreement (the “IP Option Agreement”) with Oort pursuant to which it may acquire certain underlying intellectual property, as described in Note 13.

The following table sets forth information concerning the Company and its wholly-owned subsidiaries and AetherHub as of March 31, 2026:

Name of Entity	Date of Organization	Place of Organization	Percentage of Ownership	Principal Activities

Aether Holdings, Inc.	August 15, 2023	Delaware	Parent Company	Holding Company
Sundial Capital Research Inc.	January 22, 2003	Minnesota	100%	Financial Research Publication
Alpha Edge Media, Inc.	April 30, 2025	Delaware	100%	Financial Newsletters
Aether Grid Inc.	May 22, 2025	Delaware	100%	Financial Technology Tools
Aether Labs, Inc.	June 6, 2025	Delaware	100%	Research and Development
537 Greenwich LLC	October 14, 2025	Delaware	100%	Acquiring and holding office space
Aether Datahub LLC	March 25, 2026	Delaware	70%	Data labeling and annotation services

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026, its unaudited condensed consolidated statements of operations and comprehensive loss, stockholders’ equity for the three and six months ended March 31, 2026 and March 31, 2025 and unaudited condensed consolidated statements of cashflows for six months ended March 31, 2026 and March 31, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Aether Holdings, Inc. for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2025, (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of September 30, 2025, has been derived from the audited consolidated balance sheet as of September 30, 2025, contained in the above referenced Form 10-K.

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

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant estimates or assumptions that materially impacted the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026 and 2025.

Segment Information

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (adopted by the Financial Accounting Standards Board (“FASB”)), which requires disclosures based on how management organizes the Company to make operating decisions and assess performance. The Company has determined that it operates as a single reportable segment.

The Chief Executive Officer functions as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for key operating decisions, resource allocation, and performance assessment. In executing these responsibilities, the CODM regularly reviews consolidated financial information, including total revenue, gross profit, key operational metrics, and cash flow, on a Company-wide basis. The CODM does not review or receive discrete financial information by business function, product category, or geographic region. Consequently, decisions about resource allocation and performance evaluation are made based solely on consolidated results. Accordingly, management has concluded that the Company has one operating segment: the online subscription service, which consists of one reporting unit based on the financial information available and which operating results are regularly reviewed by CODM. All the Company’s business activities for the three and six months ended March 31, 2026 and 2025 were conducted in United States. Segment profit and loss is determined on a basis that is consistent with how the Company reports operating profit and loss in its unaudited condensed consolidated statements of operations and comprehensive loss. Because the Company operates only one segment, there are no intersegment transactions.

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

Intangible Assets, Net

The Company’s intangible assets consist of (i) the Company’s corporate tradenames, (ii) internally developed software and (iii) intangible assets acquired in connection with the purchase transactions to date involving the following online financial newsletters: Whale Tales, Altcoin Investing, 21Bitcoin.xyz, Coinstack and Publicview.ai (collectively, the “Acquisitions”). The intangible assets acquired pursuant to the Acquisitions include domains, tradenames, subscriber lists, newsletter archives, content libraries, a sponsorship and/or advertising pipeline and associated materials, vendor and platform rights, writer relationships, billing system and set up, cloud infrastructure configurations, developed technology and non-competition agreements.

Indefinite-lived intangible assets

The Company’s tradenames and domains (including the Company’s corporate tradename and the domain name and tradenames acquired in the Acquisitions, other than the brand name associated with the acquisition of the Coinstack) are considered indefinite-lived, as they are expected to contribute to future cash flows indefinitely and the costs to maintain/renew the associated legal rights are not significant. Accordingly, tradenames and domain names are not amortized.

Indefinite-lived tradenames and domains are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, in accordance with ASC 350-30-35-18.

Finite-lived intangible assets

The remaining intangible assets acquired in the Acquisitions (including the Coinstack brand name) are finite-lived and are amortized on a straight-line basis over their estimated useful lives, which reflect the periods over which the assets are expected to contribute to future cash flows. Finite-lived intangible assets are evaluated for amortization. The Coinstack brand name is considered finite-lived based on management deliberation, expected subscriber attrition and it falling within the low to lower quartile range observed in comparable transactions.

Amortization method and estimated useful lives of finite-lived intangible assets

Category	Amortization Method	Estimated useful life

Brand name/Domain names /Tradenames/social media (except for Coinstack)	Not Amortized	Indefinite
Brand name (Coinstack)	Straight Line Method	7 years
Subscriber list	Straight Line Method	2 to 3 years
Content library	Straight Line Method	1 to 3 years
Vendor/platform rights	Straight Line Method	1 to 2 years
Writer relationship	Straight Line Method	1 year
Non-competition agreement	Straight Line Method	1 year
Advertiser / sponsor relationships	Straight Line Method	1 year
Proprietary codebase & technical IP	Straight Line Method	3 to 5 years
Cloud infrastructure configurations	Straight Line Method	3 years
Internally developed software	Straight Line Method	3 years

Offering costs

Deferred offering costs consist of specific expenses directly attributable to the Company’s IPO, including legal, accounting, printing, underwriter fees and filing fees. These costs are capitalized as incurred in accordance with the guidance under ASC 340-10-S99-1.

Impairment of Long-lived Assets

Long-lived assets, including property and equipment, intangible assets and property acquisition deposit are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and six months ended March 31, 2026 and 2025, respectively.

Internally developed software and research and development (“R&D”) expenses

Intangible assets consist of internally developed capitalized software which is separately presented than other intangible assets as they are significant.

Internal use software

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s services in accordance with ASC 350, Internal use software. These capitalized costs are primarily related to salaries, IT consultants and other personnel costs. Costs incurred in the preliminary stages of development and the post implementation phase are expensed as incurred. The Company adopted agile method of software development which is generally characterized as an iterative and more dynamic process where the planning, design and coding are less distinct and performed in short sprints. The Company analyses the nature of the development and implementation activities – i.e. whether Subtopic 350-40 characterizes them as capitalizable application development stage activities – when deciding whether the costs of those activities should be capitalized or expensed as incurred. Maintenance and training costs are expensed as incurred. The amortization expense is recorded in “General and administrative expenses” on the consolidated statements of operations and comprehensive loss.

Software developed for sale

The costs incurred for the development of computer software to be sold, leased or otherwise marketed are capitalized in accordance with ASC 985, Costs of Software to be sold, leased or marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, designing, coding and testing activities are completed and is necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. These capitalized costs are primarily related to salaries, IT consultants and other personnel costs.

Software costs that are expensed are recorded in “Research and Development” on the condensed consolidated statements of operations and comprehensive loss. Research and development expenses represent costs directly attributable to the development of the Company’s XYZ Terminal, SentimenTracker (“SentimenTracker”) and other products, including data integration, Large Language Model (LLM) tools, predictive analytics, interface upgrades, and supporting systems, with spending driven by personnel, software, data, and cloud resources. R&D expenses are expensed as incurred in accordance with ASC 730.

Internally developed software comprises of software development cost-in-progress as of March 31, 2026 and September 30, 2025 amounting to $97,205 and $100,000, respectively, which will be amortized once the software development is capitalized upon completion.

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

Revenue from online subscription services

Revenue from online subscription services consists of subscriptions to the Company’s SentimenTrader and SentimenTracker platforms. These cloud-based platforms provide customers with access to trading intelligence, analytics, and tailored stock research reports without transferring possession of the underlying software.

Revenue is generally recognized ratably over the applicable subscription term beginning on the commencement date of each arrangement, which is the date the platform is made available to customers, provided collection is reasonably assured. Subscription agreements generally range from one month to one year. Amounts invoiced are recorded either as contract liabilities or as revenue in the unaudited condensed consolidated financial statements, depending on whether the related performance obligations have been satisfied.

Contract Liabilities

Contract liabilities consist deferred revenue in relation to payments that are received in advance of the Company’s performance. The Company’s contract liabilities are reported on a contract-by-contract basis at the end of each reporting year. The Company classifies contract liabilities as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less

Cost of Revenue

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for professional research services, expenditures related to the development and enhancement of the Company’s acquired assets 21 Bitcoin.xyz (acquired October 2025) and Publicview.ai (acquired January 2026) and costs associated with the development of the Company’s internally developed software platform, SentimenTracker and XYZ terminal. The Company expenses all research & development costs in the periods in which they are incurred.

Defined Contribution Plan

Contributions to defined contribution plans are expensed in the period in which services are rendered by the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based on the warrant’s specific terms, in accordance with the authoritative guidance provided in ASC 480 Distinguishing Liabilities from Equity, and ASC 815 Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether they meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require cash settlement of the warrants.

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

As of March 31, 2026, the Company had 72,450 underwriter warrants outstanding (out of an original 144,900 warrants) that had not yet been exercised. These warrants were issued as partial consideration to the underwriters of the IPO or their designees and entitle the holder to purchase shares of Common Stock at $4.30 per share for a period of five years following the six month anniversary of the IPO. See Note 6(D).

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

Fair Value Measurement

Fair value is the price that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

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

The Company’s financial instruments include cash, accounts receivable and other receivables, payable and accrued liabilities, contract liabilities and due to related parties. The carrying amounts of these accounts approximate their fair values due to the short-term nature of these instruments.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. Under the new guidance, certain costs are capitalized when management authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used as intended. The amendments are intended to better align accounting with modern software development practices, including agile methodologies. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

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

NOTE 3 — CONTRACT LIABILITIES

Contract liabilities consist of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. The Company classifies contract liabilities as a current liability on the consolidated balance sheets because the longest subscription plan is for twelve months. The movement of contract liabilities for the three and six months ended March 31, 2026 and March 31, 2025 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Opening balance	$360,292	$368,058	$358,628	$380,077
Additional contract liabilities accrual	360,685	368,925	701,153	711,549
Revenue recognized from opening contract liabilities	(104,713)	(111,772)	(288,762)	(380,845)
Revenue recognized from current year billings	(231,328)	(230,134)	(386,083)	(315,704)
Ending balance	$384,936	$395,077	$384,936	$395,077

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

NOTE 4 — PREPAID EXPENSES

The prepaid expenses as of March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026	September 30, 2025
Software license	$7,085	$16,673
SEC filing fees	78,071	49,675
Insurance	58,127	282,066
Consulting fees	71,703	-
Other	47,327	16,659
Total	$262,313	$365,073

NOTE 5 —ACCRUED LIABILITIES

The accrued liabilities as of March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026	September 30, 2025

Accrued expenses	71,061	21,021
Accrued wages	3,541	34,806
Total	$74,602	$55,827

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

The Company did not conduct any private placements during the three and six months ended March 31, 2026.

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

As of March 31, 2026, and September 30, 2025, the Company had 12,144,730 and 12,101,273 shares of Common Stock issued and outstanding, respectively.

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

A summary of the warrants’ movement schedule is as follows:

	Warrant Outstanding
	Number of Warrants	Weighted average exercise price	Weighted average remaining life
Balance – October 1, 2025	144,900	$4.3	4.53
Granted	-	-	-
Exercised	(72,450)	-	-
Outstanding - March 31, 2026	72,450	$4.3	3.95

The Company issued 72,450 underwriter warrants with an exercise price of $4.30 per share that were exercised on a cashless basis to purchase 18,332 Common Stock.

NOTE 7 — NET LOSS PER SHARE

The computation of net loss per share and weighted-average shares of Common Stock outstanding for the periods presented are as follows:

	Three months ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(1,028,964)	$(390,181)
Basic and diluted weighted-average common shares outstanding	12,144,730	10,031,273
Basic and diluted	$(0.08)	$(0.04)

	Six months ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(2,326,201)	$(712,380)
Basic and diluted weighted-average common shares outstanding	12,131,202	10,031,273
Basic and diluted	$(0.19)	$(0.07)

There were no preferred or other dividends declared for the three and six months ended March 31, 2026. The below table includes the total securities potentially dilutive for the three and six months ended March 31, 2026 and 2025, which have been excluded from the computation of diluted earnings (loss) per share.

	Three months ended March 31,
	March 31, 2026	March 31, 2025
Warrants Outstanding (Underwriters’ Warrants)	72,450	-

	Six months ended March 31,
	March 31, 2026	March 31, 2025
Warrants Outstanding (Underwriters’ Warrants)	72,450	-

Although the Underwriters’ Warrants contain cashless exercise provisions, the impact of such provisions was not considered in diluted net loss per share as the Company incurred a net loss during the period and all potential shares of Common Stock were anti-dilutive.

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

There are no material relationships between the Company (or its affiliates) and the Seller.

Property and equipment, net consisted of the following:

	March 31, 2026	September 30, 2025
Buildings	$1,276,598	$-
Computer & equipment	18,799	18,799
Less: Accumulated depreciation	(29,926)	(14,730)
Property and equipment, net	$1,265,471	$4,069

Depreciation expenses totaled $13,071 and $524 during the three months ended March 31, 2026 and 2025, respectively.

Depreciation expenses totaled $15,196 and $1,047 during the six months ended March 31, 2026 and 2025, respectively.

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

The 21 Bitcoin.xyz asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended March 31, 2026 and as such detailed disclosures regarding acquired intangible assets were considered to be insignificant.

Coinstack Asset Acquisition

On December 22, 2025, the Company acquired substantially all the assets of Coinstack (the “Coinstack Acquisition”). The acquired assets primarily consist of subscriber lists and related data, trade name and trademarks (including associated domain names), content library and archives, advertiser and sponsor relationships, and social media and community presence.

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

In connection with the acquisition, the Company issued 25,125 shares of Common Stock to the sellers pursuant to a Transition Services Agreement for post-closing services. These shares were issued at a fair value of $5.97 per share (aggregate fair value of approximately $150,000) and were accounted for separately as equity-settled share-based compensation under ASC 718. Because the shares were issued for post-acquisition services rather than as consideration transferred for the acquired assets, they were not included in the purchase price allocation. The Coinstack asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended March 31, 2026 and as such detailed disclosures regarding acquired intangible assets were considered to be insignificant.

Publicview Asset Acquisition

On January 15, 2026, the Company acquired substantially all of the assets of Publicview.ai (“PublicView”), an AI-powered stock market research platform that provides real-time filling analysis. The acquired assets included, among other things, proprietary source code, databases, cloud infrastructure, domain names, payment and billing systems, intellectual property and customer relationships.

The Company evaluated the transaction under Accounting Standards Codification (“ASC”) 805 and concluded that the acquired set did not meet the definition of a business. Substantially all of the fair value of the gross assets acquired was concentrated in identifiable intangible assets, and the acquired set did not include substantive processes capable of producing outputs independently. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50.

In accordance with ASC 805-50-30-3, the total acquisition cost of $9,000 was allocated to the identifiable assets acquired on a relative fair value basis as of January 15, 2026.

The PublicView asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended March 31, 2026, and as such, detailed disclosures regarding the acquired assets were considered to be insignificant.

SentimenTracker -Internally Developed Software

The Company accounts for costs incurred to develop internal-use software in accordance with Accounting Standards Codification (“ASC”) 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The Company capitalized $118,016 of internal-use software development costs related to SentimenTracker as of February 9, 2026, upon completion of the application development stage and readiness for intended use. The capitalized costs are being amortized on a straight-line basis over an estimated useful life of three years.

Amortization expenses of $16,634 and $0 respectively were recorded for the three months ended March 31, 2026 and 2025.

Amortization expenses of $22,254 and $0 respectively were recorded for the six months ended March 31, 2026 and 2025.

No impairment indicators were identified as of March 31, 2026.

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

Related Party	Relationship with the Company
Qian Zhang	Former Director and CEO of Sundial from May 31, 2023 to July 10, 2024; Operating Officer (“COO”) of Sundial since July 10, 2024; Former Director and Interim CEO of the Company from August 25, 2023 to September 11, 2023

Hao Hu	Chief Information Officer (“CIO”) of Sundial since March 15, 2023; Director of Sundial since September 9, 2023; Interim Chief Executive Officer of Sundial since July 10, 2024; Former Director and CTO of the Company from August 25, 2023 to September 11, 2023

Nicolas Kuan Liang Lin	Chief Executive Officer (“CEO”) since September 11, 2023 and Director of the Company since August 25, 2023

David Chi Ching Ho	Chief Strategy Officer (“CSO”) of the Company from April 1, 2024 to February 13, 2026

Siu Hang (Henry) Wong	Director of Business Development the Company from December 1, 2024 to February 1, 2025 and Chief Operating Officer (“COO”) the Company from June 1, 2024 to November 20, 2024

Elixir Technology Inc.	The Company’s principal common shareholder controlled by Jaclyn Wu, a former director of the Company and Sundial

Jaclyn Wu	Director of Sundial from August 16, 2022 to February 15, 2026; Director of the Company from August 25, 2023 to December 14, 2025

Monic Wealth Solutions Ltd.	Owned by Jaclyn Wu, a former director of the Company and Sundial.

Ledger Pros LLC	Owned by Suresh R. Iyer, the Chief Financial Officer (“CFO”) the Company since May 16, 2024

Suresh R. Iyer	Chief Financial Officer (“CFO”) the Company since May 16, 2024

Monic Financial Group	Owned by Jaclyn Wu, a former director of the Company and Sundial

WUYAO Safety Technology (Hang Zhou) Co., LTD	Hao Hu, CTO of Aether, CIO and Interim CEO of Sundial is Director of Wuyao since June 2025 and had Controlling Ownership of same for the period June 20, 2025 to October 30, 2025.

Related Party balances

The Company’s balances due to related parties as of March 31, 2026 and September 30, 2025 were as follows:

Name	March 31, 2026	September 30, 2025

Qian Zhang	$-	$4,556
Elixir Technology Inc.	5,158	5,157
Hao Hu	14	10
WUYAO Safety Technology (Hang Zhou) Co., LTD	-	27,470
Total due to related parties	$5,172	$37,193

The amounts due to related parties as of March 31, 2026 and September 30, 2025 are unsecured, interest-free, and due on demand.

Related Party transactions

The Company had the following related party transactions:

A) Services rendered from related parties

During the three and six months ended March 31, 2026, the Company did not incur any expenses for accounting services provided by Ledger Pros LLC. During the three and six months ended March 31, 2025, the Company incurred $9,600 and $18,600 for the accounting services provided by Ledger Pros LLC.

B) Director fees and consulting fees for services rendered by directors and consultants

SCHEDULE OF SERVICES RENDERED BY EXECUTIVE OFFICERS AND DIRECTORS

		Three months ended March 31,
Name	Nature of Service	2026	2025
Jaclyn Wu	Consulting	$29,091	$30,000
Siu Hang (Henry) Wong	Consulting	-	2,000
Wayne Huo	Director	12,498	-
Total		$41,589	$32,000

		Six months ended March 31,
Name	Nature of Service	2026	2025
Jaclyn Wu	Director/ Consulting	$53,439	$60,000
Siu Hang (Henry) Wong	Consulting	-	12,398
Wayne Huo	Director	14,380	-
Total		$67,819	$72,398

NOTE 11 - INCOME TAXES

For the six months ended March 31, 2026 and 2025, the Company recorded income tax expense (benefit) of $0, as they were insignificant.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2026 and September 30, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 12 — RISKS AND CONCENTRATIONS

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfil its payment obligations. The Company’s credit risk is primarily attributable to cash. As of March 31, 2026, and September 30, 2025, substantially all of the Company’s cash was held in major financial institutions located in the U.S., which are FDIC-insured and management considers to be of high credit quality.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains its bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2026 and September 30, 2025, cash balances of $592,073 and $4,258,605, respectively, were maintained at financial institutions in the US. The remaining balances of $215,884 and $159,564, respectively, were maintained in payment processing accounts with services such as Shopify, PayPal and Stripe. While management believes that the financial institutions and payment processors used by the Company are of high credit quality, it also continually monitors their creditworthiness.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations, resulting in an accumulated deficit of $7,524,408 as of March 31, 2026. For the six months ended March 31, 2026, the Company incurred a net loss of $2,326,201 and used cash in operating activities of $1,927,242. Although the Company completed its initial public offering on April 11, 2025 and the closing of the underwriters’ over-allotment option on April 16, 2025, which collectively generated aggregate gross proceeds of approximately $8,901,000 (before underwriting discounts and offering expenses), the Company continues to incur operating losses and expects to require additional capital to fund operations and execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

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

Concentration risk

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as single customers. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the six months ended March 31, 2026, or the year ended September 30, 2025.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be party to legal proceedings arising in the ordinary course of its business operations. As of the date of this report, there is one pending lawsuit against the Company and its CEO. Management does not believe that the outcome of this matter will reasonably be expected to have a material adverse effect on the Company’s financial condition or results of operations. There are no other proceedings in which any current director, officer, affiliate, registered stockholder, or beneficial stockholder of the Company is an adverse party or holds a material interest adverse to the interests of the Company.

As of March 31, 2026, the Company did not have any lease agreements or material lease commitments. Accordingly, no right-of-use assets or lease liabilities have been recognized in the accompanying unaudited condensed consolidated financial statements.

As mentioned in Note 1 above, in March 2026, AetherHub entered into the IP Option Agreement, pursuant to which AetherHub was granted an exclusive option to acquire certain intellectual property rights underlying Oort’s DataHub platform. The option may be exercised at AetherHub’s discretion within twelve months following its formation, subject to a determination of commercial success by AetherHub’s board of managers. No option premium or other consideration is payable by AetherHub unless the option is exercised.

If exercised, the IP Option Agreement contemplates a future transaction that may include (i) the transfer of the underlying intellectual property to AetherHub, (ii) a strategic equity investment of not less than $5.0 million in Oort by AetherHub’s members and/or their affiliates, and (iii) an additional capital contribution of up to $5.0 million to AetherHub, together with related changes to AetherHub’s ownership structure.

As of March 31, 2026, the option had not been exercised, no consideration had been paid, and no assets or liabilities related to the IP Option Agreement were recognized in the accompanying condensed consolidated financial statements.

NOTE 14 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, “Subsequent Events,” the Company evaluated subsequent events after March 31, 2026, through the date the consolidated financial statements were issued. Except as disclosed below, the Company did not identify any other subsequent events requiring recognition or disclosure in the consolidated financial statements.

Note Purchase Agreement with Streeterville Capital, LLC

On May 13, 2026, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company issued a Secured Promissory Note (the “Note”) in the original principal amount of $3,240,000, which includes an original issue discount of $240,000. The purchase price for the Note was $3,000,000. After deducting a $30,000 transaction expense amount payable to the Investor, net proceeds to the Company were approximately $2,970,000. The Note bears interest at 8% per annum, compounding daily based on a 360-day year of twelve 30-day months, and matures eighteen (18) months after the date the purchase price is delivered to the Company (the “Purchase Price Date”).

Beginning six months after issuance, the Investor may redeem up to $250,000 of the outstanding balance per month, with each redemption payable within three (3) business days. In addition, the Investor may require additional redemptions equal to 10% of the traded dollar volume on a trading day when the Company’s stock price trades at more than 10% above the Nasdaq Minimum Price.The Company has the right, subject to specified equity conditions, to satisfy redemption obligations in shares of its common stock at the Nasdaq Minimum Price. The Company may also prepay the Note in full at 110% of the then-outstanding balance.

The Company is evaluating the accounting implications of the Note and related agreements, including classification, the accounting for discounts and fees, and whether any features require separate accounting under ASC 815. As this evaluation is ongoing, the Company is unable to estimate the financial statement impact of the transaction at this time.

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

Beginning in April 2025, we began a new initiative to expand our newsletter business through the incorporation of our wholly-owned subsidiary, Alpha Edge Media, Inc. (“AEM”). The newsletters published by AEM target both institutional and retail investors, focusing on topics such as macroeconomic trends, market insights, and market psychology, while broadening our overall coverage of securities, markets and exchanges. We believe the expansion of our newsletter business will complement the newsletters currently published through our SentimenTrader platform and enable us to continue to build brand authority, expand recurring engagement with our Users, generate new User engagement with SentimenTrader, and open new revenue streams through potential advertisements, sponsorships, and premium content.

We continue to focus on achieving our mission of establishing ourselves as a preeminent fintech information company dedicated to the acquisition and development of smart platforms tailored to empower the investing community with actionable strategic insights. To this end, in addition to our establishing AEM to further develop our newsletter business and expand the securities, markets, and exchanges we currently cover, we are also actively exploring research and development initiatives to focus on advancing proprietary analytics and AI-driven models, as well as the possibility of growth through acquisition of complementary tools and technologies that would enhance our platform’s capabilities and value to Users. Furthermore, in 2025 and 2026, we made acquisitions of online financial newsletters and related intellectual property (including subscriber lists) to add to our portfolio of titles.

Recent Developments

Dispute with Former Director

As previously reported in our Annual Report, since July 18, 2025, our management has been engaged in a dispute with Mr. David Mandel, a former member of our board of directors. On March 19, 2026, Mr. Mandel filed a lawsuit against the Company and Mr. Nicolas Lin, our Chief Executive Officer and Chairman. See “Part II – Other Information - Item 1 – Legal Proceedings” below for more information and the section entitled “Risk Factors - Our management is currently in a dispute with one of our former directors If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our shareholders’ equity interests in the Company, and adversely affect our stock price” contained in our Annual Report for a discussion of the risks associated with the dispute.

Formation of AetherHub Joint Venture

On March 25, 2026, our subsidiary Aether Labs, Inc. (“Aether Labs”) and OorTech Inc. (“Oort”) formed Aether DataHub, LLC, a Delaware limited liability company (“AetherHub”), as a joint venture to develop and commercialize the “AetherHub Platform,” a white-labeled deployment of Oort’s proprietary DataHub technology, for use exclusively in the field of financial media and financial education data labeling and annotation services (the “Field”). AetherHub was established pursuant to three executed agreements: (i) a Limited Liability Company Operating Agreement, (ii) a Technology License and Services Agreement (the “Technology Agreement”), and (iii) an IP Option Agreement, each dated March 25, 2026 (or March 23, 2026 in the case of the Technology Agreement). AetherHub’s business model is based on third-party customers providing their own datasets for labeling and processing. Our company has no obligation to contribute any of our proprietary datasets to AetherHub.

Membership interests in AetherHub are held 70% by Aether and 30% by Oort. Aether’s contribution consists of commercialization leadership, go-to-market strategy, the “AetherHub” brand and related resources, and initial working capital as approved by the AetherHub’s board of managers. Oort’s contribution consists of the DataHub technology and related documentation, at least two dedicated software developers, and ongoing support and maintenance services. No cash license or development fees are payable to Oort; Oort’s equity interest constitutes its sole consideration. AetherHub is governed by a three-manager board, with Aether designating two managers (including the Chair) and Oort designating one, giving Aether effective operational and strategic control of AetherHub. Profits, losses, and distributions are allocated pro rata in accordance with each member’s percentage interest.

Pursuant to the Technology Agreement, Oort granted AetherHub a worldwide, royalty-free, exclusive license (within the Field) to use and operate the DataHub Platform. Oort is prohibited during the term from providing its DataHub platform or any substantially similar technology to third parties for use in the Field and must refer any Field-related commercial opportunities to AetherHub. Oort has committed to deliver an initial launch-ready version of the AetherHub Platform within 120 days of March 23, 2026. Intellectual property developed specifically for the AetherHub Platform is assigned to AetherHub; general-purpose platform enhancements remain owned by Oort subject to a perpetual royalty-free license to AetherHub within the Field. Each party’s aggregate liability under the Technology Agreement is capped at $5,000,000, subject to customary exceptions.

AetherHub had no transactions during the three months ended March 31, 2026, and AetherHub did not have a material impact on the Company’s consolidated financial position or results of operations for the period then ended. However, the related accounting implications were insignificant to the Company’s condensed unaudited consolidated financial statements for the period ended March 31, 2026.

SentimenTracker

The Company has developed an internally generated software platform, SentimenTracker, an analytics tool designed to process and analyze financial and market data to generate actionable insights. In February 2026, SentimenTracker completed the application development stage and was placed into service for its intended use. The platform was commercially launched and deployed within the Company’s production environment.

The software’s core functionality, system architecture, data ingestion pipelines, sentiment analysis models, integrations, and infrastructure were fully developed and tested. Accordingly, capitalization of development costs ceased upon completion of the application development stage, and subsequent costs are expensed as incurred.

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

Financial Highlights

The following table presents the revenue, cost of sales, gross margin and the net cash provided by or used in operating activities for the six months ended March 31, 2026 and 2025.

	Six months ended March 31,
	2026	2025	% Change

Revenue	$674,845	$696,549	(3.12)%
Cost of sales	$131,204	$217,174	(39.59)%
Gross profit margin	80.56%	68.82%	17.05%
Net cash used in operating activities	$(1,927,242)	$(361,771)	432.72%

Factors and Trends Affecting Our Business and Results of Operations

We believe the most significant factors that affect our business and results of operations including the following:

Increasing Usage by Our Existing Customers

Our existing Userbase presents a significant opportunity for further sales expansion through increased usage of our platform and adoption of additional product offerings. We are highly focused on gaining a better understanding of the needs and growth plans of our existing Users. This deeper relationship with our Users will help us identify opportunities to educate our customer base on ways to utilize the platform more effectively for their individual use cases, as well as provide a feedback loop to inform our product roadmap. We are focusing on our sales and support teams to prevent user churn by ensuring that our products and services can provide a high level of value. Our goal is to continue to increase our revenue from existing users through the introduction of new products and features tailored to our customer base in addition to expanded user outreach focused on larger Users and specific use cases.

Growing Our Base of Higher Spend Customers

We believe there is a substantial opportunity to further expand our Userbase to attract more businesses that can scale on our platform. We are investing in strategies that we believe will attract enterprise users, including new marketing and partnership initiatives that further optimize our self-service revenue funnel and help users expand their usage. We are also acquiring online newsletters (including, since our IPO, Whale Tales, Altcoin Investing, 21Bitcoin.xyz, Coinstack and Publicview.ai) as a means of growing our subscriber base.

Investing in Our Platform and Product Offerings

We have a history of and will continue to invest significantly in delivering innovative products, features and functionality targeted at our core Userbase. The market opportunity for our core services of providing proprietary research analytics, data, and tools for equity traders through a flagship platform continues to expand and we are making targeted investments to expand this revenue. Beyond the SentimenTrader and SentimenTracker platforms, we continue to see large growth opportunities in U.S. markets and, accordingly, we have expanded our portfolio of products and offerings over the last few years, including through acquisitions in 2025 and 2026. In addition, we may pursue both strategic collaborations such as AetherHub and additional acquisitions that we believe will be complementary to our business, accelerate User acquisition, increase usage of our platform and/or expand our product offerings in our core markets. Our results of operations may fluctuate as we make these investments to drive usage and take advantage of our market opportunity.

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

Research and development expenditures for the period primarily consisted of fees charged by third-party service providers. Management expects research and development work on XYZ Terminal and SentimenTracker to continue in subsequent periods, with commercialization targeted following the completion of the initial feature set.

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

SentimenTrader

	Three months ended March 31,			Six months ended March 31,
	2026	2025	% change	2026	2025	% change
Gross New Free Subscribers	284	325	(12.62)	652	593	9.95
Average conversion rate from free to Paid Subscribers	20.89%	20.90%	(0.05)	26.48%	23.00%	15.12
Paid Subscribers	2,166	2,331	(7.08)	2,176	2,357	(7.68)
Average Revenue Per User (“ARPU”)	$153	$147	4.08	$307	$295	4.07
Revenue Sundial	$331,387	$341,906	(3.10)	$668,899	$696,549	(4.00)

Alpha Edge Media (AEM)

Publication	Free Subscribers as of March 31, 2026
Coinstack	332,952
WhaleTales	43,371
Altcoin Investing	7,112
StockCastr	5,347
IPO Stream	2,645
The Russell Report	1537
Total	392,964

As of March 31, 2026, Alpha Edge Media had a negligible number of paid subscribers. Subscriber activity commenced on August 14, 2025. Accordingly, there were no subscribers for the six months ended March 31, 2025

Free Subscribers

“Free Subscribers” are defined as Users who subscribe to our free investment publications using a valid email address and remain directly opted in, excluding Paid Subscribers (as defined below) who also receive free subscription materials. These free subscriptions often feature daily publications with commentary on the stock market, investment ideas, and other specialized topics. Our free publications include advertisements and editorial support for our current marketing campaigns. Through these publications, Free Subscribers become acquainted with our editors and analysts, explore our products and services, and discover how we could help them become better investors.

The number of new Free Subscribers for SentimenTrader increased by 59, or 9.95%, from 593 for the six months ended March 31, 2025 to 652 for the six months ended March 31, 2026. The number of new Free Subscribers decreased by 41, or 12.62%, from 325 for the three months ended March 31, 2025, to 284 for the three months ended March 31, 2026. The decrease in Free Subscribers reflects reduced customer acquisition and increased attrition.

The number of Free Subscribers for Alpha Edge Media as of March 31, 2026, was 392,964. Alpha Edge Media did not have operations as of March 31, 2025.

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

Paid Subscribers

“Paid Subscribers” are defined as the number of monthly average users with paid subscriptions during the period or year. We view the number of Paid Subscribers at the end of a given period as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting Free Subscribers to Paid Subscribers and generating direct-to-paid Paid Subscribers. We intend to grow our Paid Subscriber base through performance marketing directly to prospective and existing users across a variety of media, channels, and platforms. Management anticipates the conversion rate will increase when the business becomes more mature in the future.

Paid Subscribers for SentimenTrader decreased by 181, or 7.68%, from 2,357 for the six months ended March 31, 2025 to 2,176 for the six months ended March 31, 2026. The number of Paid Subscribers decreased by 165, or 7.08%, from 2,331 for the three months ended March 31, 2025, to 2,166 for the three months ended March 31, 2026.

Paid Subscribers for AEM were negligible as of March 31, 2026. AEM did not have operations as of March 31, 2025.

The average conversion rate from Free Subscribers to Paid Subscribers on our SentimenTrader platform was approximately 26.48% and 23% for the six months ended March 31, 2026 and 2025, respectively. The average conversion rate from Free Subscribers to Paid Subscribers on our SentimenTrader platform was approximately 20.89% and 20.90% for the three months ended March 31, 2026 and 2025, respectively. The higher conversion rates for the six months ended March 31, 2026, were attributable to a promotional campaign.

The average conversion rate from Free Subscribers to Paid Subscribers of AEM was negligible for the six months ended March 31, 2026. AEM did not have operations as of March 31, 2025.

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

ARPU for SentimenTrader increased by $12, or 4.07%, to $307 for the six months ended March 31, 2026, as compared to $295 for the six months ended March 31, 2025.

ARPU for SentimenTrader increased by $6, or 4.08%, to $153 for the three months ended March 31, 2026, as compared to $147 for the three months ended March 31, 2025.

ARPU for SentimenTracker was not significant for the three and six months ended March 31, 2026. No comparable ARPU existed for the three and six months ended March 31, 2025, as the platform was not yet operational during that period.

Revenue

Revenue is generated from providing online subscription services. Revenue is generally recognized ratably over the contract term, starting from the commencement date of each contract, which is the date our cloud-based software is made available to customers and collection is reasonably assured.

Total revenue decreased marginally by $21,704, or 3.12%, from $696,549 for the six months ended March 31, 2025, to $674,845 for the six months ended March 31, 2026.

Total revenue decreased by $5,865, or 1.72%, from $341,906 for the three months ended March 31, 2025 to $336,041 for the three months ended March 31, 2026.

Results of Operations

For Six Months Ended March 31, 2026 and 2025

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2026 and 2025 in U.S. dollars and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	Six months ended March 31,
	2026		2025
					Amount	Percentage
		As % of		As % of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Sales	$674,845	100.00%	$696,549	100.00%	$(21,704)	(3.12)%
Cost of sales	131,204	19.44%	217,174	31.18%	(85,970)	(39.59)%
Gross profit	543,641	80.56%	479,375	68.82%	64,266	13.41%
Operating expenses
Sales and marketing expenses	385,558	57.13%	78,667	11.29%	306,891	390.11%
General and administrative expenses	2,403,956	356.22%	1,113,088	159.80%	1,290,868	115.97%
Research and development expenses	131,119	19.43%	-	-%	131,119	-
Total operating expenses	2,920,633	432.79%	1,191,755	171.09%	1,728,878	145.07%

Other Income
Other income, net	19,037	2.82%	-	-%	$19,037	-
Interest income	31,754	4.71%	-	-%	$31,754	-
Total Other Income	50,791	7.53%	-	-%	50,791	-

Loss before income taxes	(2,326,201)	(344.70)%	(712,380)	(102.27)%	$(1,613,821)	226.54%
Net loss and comprehensive loss	$(2,326,201)	(344.70)%	(712,380)	(102.27)%	(1,613,821)	226.54%

Revenue

Our revenue decreased by $21,704, or 3.12%, from $696,549 for the six months ended March 31, 2025, to $674,845 for the six months ended March 31, 2026 due to a decrease in the number of Paid Subscribers.

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

Gross profit and Costs of Sales

Cost of sales mainly include the hosting costs for the SentimenTrader platform, Bloomberg access for the analysts’ use in research, and the analyst salaries. Cost of sales decreased by $85,970, or 39.59%, from $217,174 for the six months ended March 31, 2025, to $131,204 for the six months ended March 31, 2026 due to a decrease in analyst salaries.

Gross profit increased by $64,266, or 13.41%, from $479,375 for the six months ended March 31, 2025 to $543,641 for the six months ended March 31, 2026. The increase in gross profit was mainly due to the decrease in cost of sales, as discussed above.

Gross profit margin increased from 68.82% for the six months ended March 31, 2025, to 80.56% for the six months ended March 31, 2026. The increase in gross profit margin was primarily attributable to the combined impact of the decrease in subscription revenue and decrease in cost of sales.

Our cost and gross profit are as follows:

	Six months ended March 31,
	2026			2025			Variance	Variance	Variance
	Cost of	Gross	Gross	Cost of	Gross	Gross	in Cost of	in gross	in gross
Category	sales	profit	profit %	sales	profit	profit %	sales	profit	profit %
Subscription service	$131,204	$543,641	80.56	$217,174	$479,375	68.82	$(85,970)	$64,266	11.74%
Total	$131,204	$543,641	80.56	$217,174	$479,375	68.82	$(85,970)	$64,266	11.74%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. These costs increased by $306,891 or 390.11%, from $78,667 for the six months ended March 31, 2025, to $385,558 for the six months ended March 31, 2026, representing 57.13% and 11.29% of our total revenue for the six months ended March 31, 2026 and 2025, respectively. The increase was mainly driven by higher advertising and marketing expenses incurred in the current period compared to the six months ended March 31, 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, insurance expenses, office expenses, travel and entertainment expenses, utility expenses, depreciation expenses and amortization expenses. Our general and administrative expenses represented 356.22% and 159.80% of our revenue for the six months ended March 31, 2026 and 2025, respectively. General and administrative expenses increased by $1,290,868, or 115.97%, from $1,113,088 for the six months ended March 31, 2025, to $2,403,956 for the six months ended March 31, 2026. The increase was mainly due to the increase in legal fees, consulting fees, insurance expense, amortization expense, depreciation expense and membership and subscription charges.

Research and development expenses

Our research and development expenses primarily consist of costs incurred in the development of artificial intelligence and machine learning tools for our platform. The expenses incurred amounted to $131,119 for the six months ended March 31, 2026, and there were no expenses for the six months ended March 31, 2025. Research and development expenses represented approximately 19.43% and 0% of our revenue for the respective periods.

The increase in research and development expenses was driven by continued investment in enhancing our AI-driven capabilities and platform functionality. We expect research and development expenses to increase in future periods as we remain committed to expanding our AI-related features to deliver enhanced functionality and value to our users.

Loss before income tax

We had a loss before income taxes of $2,326,201 and $712,380 for the six months ended March 31, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses.

Provision for income taxes

We had no provision for income taxes for the six months ended March 31, 2026, as we had no assessable profits for the period.

Net loss and comprehensive loss

We had a net comprehensive loss of $2,326,201 and $712,380 for the six months ended March 31, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses. The discussion regarding the increase in selling expenses, research and development expenses and general and administrative expenses are discussed in the sections above.

For The Three Months ended March 31, 2026 and 2025

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 in U.S. dollars and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	Three months ended March 31,
	2026		2025
					Amount	Percentage
		As % of		As % of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)
Sales	$336,041	100.00%	$341,906	100.00%	$(5,865)	(1.72)%
Cost of sales	64,784	19.28%	109,616	32.06%	(44,832)	(40.90)%
Gross profit	271,257	80.72%	232,290	67.94%	38,967	16.78%
Operating expenses
Sales and marketing expenses	188,986	56.24%	56,622	16.56%	132,364	233.77%
General and administrative expenses	1,056,512	314.40%	565,849	165.50%	490,663	86.71%
Research and development expenses	73,172	21.77%	-	-%	73,172	-
Total operating expenses	1,318,670	392.41%	622,471	182.06%	696,199	111.84%

Other Income
Other income, net	12,000	3.57%	-	-%	$12,000	-
Interest income	6,449	1.92%	-	-%	$6,449	-
Total Other Income	18,449	5.49%	-	-%	18,449	-

Loss before income taxes	(1,028,964)	(306.20)%	(390,181)	(114.12)%	$(638,783)	163.71%
Net loss and comprehensive loss	$(1,028,964)	(306.20)%	(390,181)	(114.12)%	(638,783)	163.71%

Revenue

Our revenue decreased by $5,865, or 1.72%, from $341,906 for the three months ended March 31, 2025, to $336,041 for the three months ended March 31, 2026 due to a decrease in the number of Paid Subscribers.

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

Gross profit and Costs of Sales

Cost of sales mainly includes the hosting costs for the SentimenTrader platform, Bloomberg access for the analysts to research tools, and the analyst salaries. Cost of sales decreased by $44,832, or 40.90%, from $109,616 for the three months ended March 31, 2025, to $64,784 for the three months ended March 31, 2026, attributable to the decrease in analyst salaries.

Gross profit increased by $38,967, or 16.78%, from $232,290 for the three months ended March 31, 2025, to $271,257 for the three months ended March 31, 2026. The increase in gross profit was mainly due to the decrease in in cost of sales, as discussed above.

Gross profit margin increased from 67.94% for the three months ended March 31, 2025, to 80.72% for the three months ended March 31, 2026. The increase in gross profit margin was primarily due to decrease in cost of sales.

Our cost and gross profit are as follows:

	Three months ended March 31,
	2026			2025			Variance	Variance	Variance
	Cost of	Gross	Gross	Cost of	Gross	Gross	in Cost of	in gross	in gross
Category	sales	profit	profit %	sales	profit	profit %	sales	profit	profit %

Subscription service	$64,784	$271,257	80.72	$109,616	$232,290	67.94	$(44,832)	$38,967	12.78%
Total	$64,784	$271,257	80.72	$109,616	$232,290	67.94	$(44,832)	$38,967	12.78%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. These costs increased by $132,364 or 233.77%, from $56,622 for the three months ended March 31, 2025, to $188,986 for the three months ended March 31, 2026, representing 56.24% and 16.56% of our revenue for the three months ended March 31, 2026 and 2025, respectively. The increase was mainly driven by higher advertising and marketing expenses incurred in the current period compared to three months ended March 31, 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, insurance expenses, office expenses, travel and entertainment expenses, utility expenses, depreciation expenses and amortization expenses. Our general and administrative expenses represented 314.40% and 165.50% of our revenue for the three months ended March 31, 2026 and 2025, respectively. General and administrative expenses increased by $490,663, or 86.71%, from $565,849 for the three months ended March 31, 2025, to $1,056,512 for the three months ended March 31, 2026. The increase was mainly due to the increase in legal fees, consulting fees, insurance expense, amortization expense, depreciation expense and membership and subscription charges.

Research and development expenses

Our research and development expenses primarily consist of costs incurred in the development of artificial intelligence and machine learning tools for our platform. These expenses incurred amounted to $73,172 for the three months ended March 31, 2026 and there were no expenses for the three months ended March 31, 2025. Research and development expenses represented approximately 21.77% and 0% of our revenue for the respective periods.

The increase in research and development expenses was driven by continued investment in enhancing our AI-driven capabilities and platform functionality. We expect research and development expenses to increase in future periods as we remain committed to expanding our AI-related features to deliver enhanced functionality and value to our users.

Loss before income tax

We had a loss before income taxes of $1,028,964 and $390,181 for the three months ended March 31, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses.

Provision for income taxes

We had no provision for income taxes for the three months ended March 31, 2026 as we had no assessable profits for the period.

Net loss or comprehensive loss

We had a net comprehensive loss of $1,028,964 and $390,181 for the three months ended March 31, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses. The discussion regarding the increase in selling expenses, research and development expenses and general and administrative expenses are discussed in the sections above.

Cash Flows

For the Six months ended March 31, 2026 and 2025

The following table sets forth summary of our cash flows for the periods indicated:

	Six months ended March 31,
	2026	2025
Net cash used in operating activities	$(1,927,242)	$(361,771)
Net cash used in investing activities	(1,682,970)	-
Net cash provided by financing activities	-	(2,789)
Net decrease in cash	(3,610,212)	(364,560)
Cash, beginning of the period	4,418,169	557,823
Cash, end of the period	$807,957	$193,263

Operating Activities

Net cash used in operating activities was $1,927,242 for the six months ended March 31, 2026, as compared to net cash used in operating activities of $361,771 for the six months ended March 31, 2025. The increase in net cash used in operating activities was mainly attributable to the following factors:

●	Net loss of $2,326,201 for the six months ended March 31, 2026, compared to a net loss of $712,380 for the six months ended March 31, 2025;

●	Non-cash service expense for stock issuances incurred $78,297 for the six months ended March 31, 2026, compared to $0 for the six months ended March 31, 2025;

●	Prepaid expenses decreased by $174,463 for the six months ended March 31, 2026, compared to a decrease of $8,862 for the six months ended March 31, 2025;

●	Payables and accrued liabilities increased by $127,393 for the six months ended March 31, 2026, compared to an increase of $120,241 for the six months ended March 31, 2025;

●	The amounts due to related party decreased by $32,021 for the six months ended March 31, 2026, compared to an increase of $199,645 for the six months ended March 31, 2025;

●	Contract liabilities increased by $26,308 for the six months ended March 31, 2026, compared to the increase of $15,000 for the six months ended March 31, 2025; and

●	Accounts receivable and other receivables increased by $12,931 for the six months ended March 31, 2026, compared to no such amount for the six months ended March 31, 2025.

Investing Activities

Net cash used in investing activities was $1,682,970 for the six months ended March 31, 2026 and $0 for March 31, 2025.

The increase in net cash used in investing activities for the six months ended March 31, 2026 was primarily due to purchase of property and equipment of $1,168,598, payment for intangible assets for $417,167, and advances for the development of XYZ Terminal, Tradrithm & Alphid AI of $97,205 which are capitalized as Internally developed software WIP for the six months ended March 31, 2026, compared to no such amount for the six months ended March 31, 2025.

Financing Activities

Net cash used in financing activities was $0 for the six months ended March 31, 2026 as compared to $2,789 for the six months ended March 31, 2025.

Liquidity, Capital Resources and Going Concern

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

Working Capital

As of March 31, 2026, our current assets were $1,083,201 which includes cash of $807,957, accounts receivable and other receivables of $12,931 and prepaid expenses of $262,313. Our current liabilities were $640,758 which includes accounts payables and accrued liabilities of $250,650, amounts due to related parties of $5,172, and contract liabilities of $384,936. The resulting positive working capital was $442,443. No dividends were declared and paid to the shareholders for the six months period ended March 31, 2026.

As of September 30, 2025, our current assets totaled $4,783,242, which included cash of $4,418,169 and prepaid expenses of $365,073. Our current liabilities amounted to $519,078, which consisted of accounts payable and accrued liabilities of $123,257, amounts due to related parties of $37,193, and contract liabilities of $358,628. This resulted in positive working capital of $4,264,164. No dividends were declared or paid to shareholders for the six months ended March 31, 2025.

Our available cash resources currently consist of the net proceeds from our April 2025 IPO and cash generated from our business. We completed our IPO on April 11, 2025 and the closing of the underwriters’ over-allotment option on April 16, 2025, which collectively generated aggregate gross proceeds of approximately $8,901,000 (before underwriting discounts and offering expenses). We continue to incur operating losses and expect to require additional capital in the near term to fund operations and execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed financial statements are issued.

Management intends to fund operating costs over the next twelve months primarily through the use of remaining IPO proceeds and, most likely, through additional financing from public or private offerings of equity or debt securities. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt about our ability to continue as a going concern has not been alleviated. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Expenditures

During the six months ended March 31, 2026 we paid $1,168,598 towards purchase of property and $417,167 towards acquisition of intangible assets.

SentimenTracker

In February 2026, the Company launched its internally developed software platform, SentimenTracker, upon completion of the application development stage and readiness for intended use. As of that date, the Company had capitalized $118,016 of development costs related to the platform.

Note Purchase Agreement with Streeterville Capital, LLC

On May 13, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company issued a Secured Promissory Note in the original principal amount of $3,240,000, including an original issue discount of $240,000. The purchase price for the Note was $3,000,000 and, after deducting a $30,000 transaction expense amount payable to the Investor, net proceeds to the Company were approximately $2,970,000, which the Company intends to use for working capital and general corporate purposes. The Note bears interest at 8% per annum, compounding daily based on a 360-day year of twelve 30-day months, and matures eighteen (18) months after the date the purchase price is delivered to the Company (the “Purchase Price Date”). The Note is secured by a first-position lien on substantially all of the Company’s assets and intellectual property, subject to permitted liens, and is guaranteed by the Company’s subsidiaries that are party to the related guaranty. No warrants were issued in connection with this transaction.

Beginning on the six-month anniversary of the Purchase Price Date, the Investor has the right, exercisable in its sole discretion, to redeem up to $250,000 per calendar month in cash, and may redeem additional amounts based on the trading price and volume of the Company’s common stock upon the occurrence of a Limited Redemption Event, each payable within three trading days of notice. These redemption rights may result in recurring cash payment obligations if and to the extent the Investor delivers redemption notices beginning on the six-month anniversary of the Purchase Price Date, which would be November 13, 2026 if the Purchase Price Date is May 13, 2026, and the Company must maintain sufficient liquidity to satisfy such notices as they arise. If the Note remains outstanding on the six-month anniversary of the Purchase Price Date, a one-time monitoring fee will be automatically added to the outstanding balance, calculated as the outstanding balance on that date divided by 0.85 less such outstanding balance. If calculated based solely on the initial principal amount of $3,240,000 and assuming no payments, accrued unpaid interest or other adjustments to the outstanding balance, the fee would be approximately $571,765. The Company may prepay the Note in full at any time at 110% of the then-outstanding balance.

The Note and Note Purchase Agreement impose material restrictions on the Company’s financing flexibility, including, subject to specified exceptions, restrictions on additional indebtedness, liens, and subsidiary equity transfers and issuances, subsidiary indebtedness, and variable-price or resettable securities issuances without the Investor’s prior written consent. The Note also contains trigger event provisions pursuant to which the Investor may increase the outstanding balance by up to 15% per major trigger event or 5% per minor trigger event (capped at three occurrences each), with most uncured trigger events becoming events of default after a five-trading-day cure period, and certain insolvency, bankruptcy, receivership and similar trigger events becoming automatic events of default, in each case subject to acceleration of the outstanding balance and default interest of 15% per annum. The occurrence of any such event could have a material adverse effect on the Company’s liquidity and financial condition.

Contractual Obligations

As of March 31, 2026, and as of September 30, 2025, we don’t have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources for the three and six months ended March 31, 2026 and 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. Other than the below, we are currently not involved in any legal proceedings which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Mandel v. Aether Holdings, Inc., et. al.

On March 19, 2026, David Mandel, a former member of the Company’s board of directors, filed a complaint against the Company, Nicolas Lin, the Company’s Chief Executive Officer and Chairman, and certain Doe defendants in the Superior Court of the State of California, County of Los Angeles, Case No. 26STCV08877. On April 24, 2026, the Company removed the action to the United States District Court for the Central District of California, Case No. 2:26-cv-04423. The complaint alleges breach of oral contract and promissory fraud based on allegations that the Company and Mr. Lin offered Mr. Mandel the position of Chief Executive Officer of the Company for a three-year term at an annual salary of $220,000 and an equity interest equal to 7.5% of the Company’s equity, vesting in tranches over a three-year period. Mr. Mandel seeks damages in excess of $11.46 million, punitive damages and such other relief as the court may deem appropriate. The Company believes the claims are without merit and intends to defend the action vigorously. The action is at the pleading stage.

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

Our management is currently involved in litigation proceedings with one of our former directors who has brought claims against us for breach of contract and promissory fraud. If we were to receive an adverse ruling, it could materially and adversely affect our reputation, cause us to incur significant judgment or settlement costs in cash or equity securities, and adversely affect our stock price.

On March 19, 2026, David Mandel, a former member of our board of directors, filed a complaint against us, Nicolas Lin, our Chief Executive Officer and Chairman, and certain Doe defendants in the Superior Court of the State of California, County of Los Angeles, Case No. 26STCV08877. On April 24, 2026, we removed the action to the United States District Court for the Central District of California, Case No. 2:26-cv-04423. The complaint alleges breach of oral contract and promissory fraud based on allegations that we and Mr. Lin offered Mr. Mandel the position of our Chief Executive Officer for a three-year term at an annual salary of $220,000 and an equity interest equal to 7.5% of our equity, vesting in tranches over a three-year period. Mr. Mandel seeks damages in excess of $11.46 million, punitive damages and such other relief as the court may deem appropriate. We believe the claims are without merit and intend to defend the action vigorously.

Defending against Mr. Mandel’s legal action could cause us to incur significant expenses and consume large amounts of our management’s time and attention. If Mr. Mandel were to prevail, an adverse ruling on such a claim could materially and adversely affect our reputation, cause us to incur significant judgment or settlement costs in cash or equity securities and could adversely affect our stock price. See the section above entitled “Item 1. Legal Proceedings – Mandel v. Aether Holdings, Inc., et. al.” and the sections in our Annual Report on Form 10-K filed with the SEC on December 17, 2025, entitled “Business - Recent Developments - Dispute with Former Director” and “Business – Recent Developments – Removal of Director” for additional information regarding the legal action, dispute and Mr. Mandel’s removal.

Covenants and other provisions in the Note Purchase Agreement with Streeterville Capital, LLC pursuant to which we issued a Secured Promissory Note may restrict our business and operations, and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Note Purchase Agreement and the Secured Promissory Note.

Pursuant to the Note Purchase Agreement, we granted to Streeterville Capital, LLC a security interest in substantially all of our assets, including our intellectual property. If an event of default occurs under the Note Purchase Agreement, Streeterville Capital, LLC may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, Streeterville Capital, LLC would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Only after satisfying the claims of Streeterville Capital, LLC and any unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions imposed in the Note Purchase Agreement may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged to secure the Note, our ability to incur additional indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

In addition, if we are unable to comply with certain covenants in the Note Purchase Agreement, we may be limited in our business activities and access to credit or may default under the Note Purchase Agreement. Provisions in the Note and Note Purchase Agreement impose restrictions or require prior approval on our ability, and the ability of our subsidiaries to, among other things:

●	incur additional debt;
●	create liens or encumbrances;
●	engage in certain fundamental transactions;
●	conduct certain issuances of equity and debt securities; and
●	sell, transfer certain parts of our business or property, including equity interests of our securities.

The Note Purchase Agreement also contains certain other covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of our repayment obligations under the Note. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the Note would result in Streeterville Capital, LLC foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the six months ended March 31, 2026, the Company did not conduct any unregistered sales of equity securities.

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

Other than as has been previously reported, there has been no material change in the planned use of proceeds from the IPO as described in the IPO Registration Statement.

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

Date: May 15, 2026	AETHER HOLDINGS, INC.

	By:	/s/ Nicolas Lin
Nicolas Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Suresh Iyer
Suresh Iyer
Chief Financial Officer
(Principal Financing and Accounting Officer)

