Form 10-Q
period 2026-06-30
Aether Holdings, Inc.
filed 2026-08-13
CIK 2026353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ATHR	The Nasdaq Stock Market LLC

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

As of August 13, 2026, there were 12,238,059 shares of common stock outstanding.

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

You can identify some of these forward looking statements by words such as “may,” “will,” “aim,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “is/are likely to,” “potential,” “continue,” and other similar expressions or variations. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. Important factors that could cause actual performance or results to differ materially and adversely from those expressed in or suggested by the forward-looking statements include:

●	our inability to meet our core objectives, namely, to expand the number and content of our online newsletters and create advanced investor tools for our users and generate revenues as a result of these efforts;

●	ineffectively competing in our industry;

●	the impact of governmental laws and regulation;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to manage growth effectively, including through acquisitions;

●	our ability to continue to evolve and adapt our technology, including further adoption of artificial intelligence and machine learning technologies;

●	our ability to attract new users of our products and to persuade existing users of our products to convert their free subscriptions to paid subscriptions, renew their subscription agreements, and purchase higher subscription tiers from us;

●	our ability to successfully expand the coverage of our products to include foreign markets and alternative asset classes;

●	assumptions related to the size of the market for our publications and analysis tools;

●	our opportunistic use of cash resources on hand, which would impact our capital needs;

●	our ability to expand our revenue streams beyond a subscriber model;

●	difficulties with certain data providers, technology providers, and third-party services we rely on or will rely on;

-ii-

●	failure to establish and maintain our corporate culture as we grow and encounter challenges regarding consumer recognition of our brand;

●	our inability to attract, develop, and retain capable management, analysts, and other key personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs;

●	our ability to realize the anticipated benefits of our bitcoin treasury strategy, which we have yet to implement;

●	our inability to address and mitigate damage to our reputation and brand arising from negative “short reports” and adverse litigation or other proceedings against us or our management;

●	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and

●	other factors detailed under the section entitled “Risk Factors” in our Annual Report.

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

DEFINED TERMS RELATED TO THE COMPANY

Unless specifically set forth to the contrary, “Company,” “we,” “us,” “our,” “our company,” “Aether,” “the Company,” and similar terms refer to Aether Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

-iii-

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$2,410,081	$4,418,169
Prepaid expenses	258,216	365,073
Total current assets	2,668,297	4,783,242

Intangible assets, net	512,505	40,850
Internally developed software WIP	78,148	100,000
Property acquisition deposit	-	108,000
Property and equipment, net	1,258,631	4,069
Deferred offering costs	118,739	-
Total Assets	$4,636,320	$5,036,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payables	$362,250	$67,430
Accrued liabilities	43,013	55,827
Due to related parties	5,174	37,193
Contract liabilities	381,169	358,628
Total current liabilities	791,606	519,078

Note payable, net	2,800,429	-
Accrued interest payable	35,469	-
Total Liabilities	3,627,504	519,078

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 and 50,000,000 shares authorized, 12,147,230 and 12,101,273 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively*	12,147	12,101
Additional paid-in capital	9,863,817	9,703,189
Accumulated deficit	(8,867,148)	(5,198,207)
Total stockholders’ equity	1,008,816	4,517,083

Total liabilities and stockholders’ equity	$4,636,320	$5,036,161

*	Shares and per share data are presented on a retroactive basis to reflect a 1.2-for-1 reverse stock split of the common stock which occurred on January 15, 2025. See Note 7(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$328,705	$342,411	$1,003,550	$1,038,960
Cost of sales (excluding depreciation and amortization)	64,468	103,186	195,672	320,360
Gross Profit	264,237	239,225	807,878	718,600

Operating Expenses
Sales and marketing expenses	150,397	143,181	535,955	221,848
General and administrative expenses	1,306,839	1,149,713	3,710,795	2,262,801
Research and development expenses	100,654	-	231,773	-
Total operating expenses	1,557,890	1,292,894	4,478,523	2,484,649

Other income (expense), net
Interest income (expense), net	(60,854)	47,845	(29,100)	47,845
Other income, net	11,767	-	30,804	-
Total Other Income (expense)	(49,087)	47,845	1,704	47,845

Loss before provision for income taxes	(1,342,740)	(1,005,824)	(3,668,941)	(1,718,204)

Income tax benefit (expense), net	-	-	-	-

Net loss	(1,342,740)	(1,005,824)	(3,668,941)	(1,718,204)

Comprehensive loss	$(1,342,740)	$(1,005,824)	$(3,668,941)	$(1,718,204)

Net loss per share – Basic and Diluted*	$(0.11)	$(0.08)	$(0.30)	$(0.16)
Weighted average number of shares outstanding – Basic and Diluted *	12,144,768	11,873,799	12,135,724	10,645,448

*	Shares and per share data are presented on a retroactive basis to reflect a 1.2-for-1 reverse stock split of the common stock which occurred on January 15, 2025. See Note 7(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Nine Months Ended June 30, 2026

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount
Balance – October 1, 2025	12,101,273	$12,101	$9,703,189	$(5,198,207)	$4,517,083
Net loss for the period	-	-	-	(1,297,237)	(1,297,237)
Cashless exercise of warrants	18,332	18	(18)	-	-
Stock issued for services	25,125	25	149,975	-	150,000
Balance – December 31, 2025	12,144,730	12,144	9,853,146	(6,495,444)	3,369,846
Net loss for the period	-	-	-	(1,028,964)	(1,028,964)
Balance – March 31, 2026	12,144,730	12,144	9,853,146	(7,524,408)	2,340,882
Proceeds from issuance of shares, net	2,500	3	10,671	-	10,674
Net loss for the period	-	-	-	(1,342,740)	(1,342,740)
Balance – June 30, 2026	12,147,230	$12,147	$9,863,817	$(8,867,148)	$1,008,816

For the Three and Nine Months Ended June 30, 2025

	*Common Shares		Additional Paid In Capital	Accumulated deficit	Total equity
	Number	Amount	Amount	Amount	Amount
Balance – October 1, 2024	10,031,273	$10,031	$2,162,945	$(2,056,896)	$116,080
Net loss for the period	-	-	-	(322,199)	(322,199)
Balance – December 31, 2024	10,031,273	10,031	2,162,945	(2,379,095)	(206,119)
Net loss for the period	-	-	-	(390,181)	(390,181)
Balance – March 31, 2025	10,031,273	10,031	2,162,945	(2,769,276)	(596,300)
Net loss for the period	-	-	-	(1,005,824)	(1,005,824)
Net Issuance Proceeds	2,070,000	2,070	7,723,280	-	7,725,350
Deferred IPO cost charge	-	-	(183,036)	-	(183,036)
Balance – June 30, 2025	12,101,273	$12,101	$9,703,189	$(3,775,100)	$5,940,190

*	Shares and per share data are presented on a retroactive basis to reflect a 1.2-for-1 reverse stock split of the common stock which occurred on January 15, 2025. See Note 7(B).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED

(UNAUDITED)

	For the nine months ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,668,941)	$(1,718,204)
Adjustments:
Depreciation and amortization	74,047	1,657
Stock-based compensation expense	103,297	-
Amortization of debt discount and issuance costs	69,968	-
Changes in operating assets and liabilities:
Prepaid expenses	153,560	(260,880)
Payables and accrued liabilities	161,697	150,332
Amounts due to related parties	(32,019)	(186,786)
Contract liabilities	22,541	15,786
Net cash used in operating activities	(3,115,850)	(1,998,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(417,166)	-
Cash paid for internally developed software WIP	(78,148)	-
Advance payment	-	(9,000)
Purchase of property and equipment	(1,175,098)	(575)
Net cash used in investing activities	(1,670,412)	(9,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs paid	(22,500)	(44,019)
Proceeds from issuance of shares, net	10,674	7,725,350
Proceeds from note payable, net	2,790,000	-
Net cash provided by financing activities	2,778,174	7,681,331

Net increase (decrease) in cash	(2,008,088)	5,673,661

Cash, beginning of the period	4,418,169	557,823
Cash, end of the period	$2,410,081	$6,231,484

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for services	150,000
Cashless exercise of warrants	18
Unpaid Deferred Offering Costs	96,239
Unpaid Note Issuance Costs	24,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS AND ORGANIZATION

Aether Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Aether”) was incorporated pursuant to the Delaware General Corporation Law (“DGCL”) on August 15, 2023. The Company, acting through its primary operating subsidiary, Sundial Capital Research Inc. (“Sundial”), is principally engaged in providing proprietary research analytics, data, and tools for equity traders through its flagship platform, SentimenTrader.com (“SentimenTrader”).

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

On October 14, 2025, the Company formed a new wholly owned subsidiary, 537 Greenwich LLC (“537 Greenwich”), under the laws of the State of Delaware. The subsidiary was established for the purpose of acquiring and holding office space in New York, which was purchased and is owned by 537 Greenwich.

On March 25, 2026, Aether Labs and OorTech Inc. (“Oort”) formed Aether DataHub, LLC (“AetherHub”), a Delaware limited liability company, as a joint venture to develop and commercialize the “AetherHub Platform,” a white-labeled deployment of Oort’s proprietary DataHub technology, for use exclusively in the field of financial media and financial education data labeling and annotation services. AetherHub had no transactions during the three months ended June 30, 2026, and AetherHub did not have a material impact on the Company’s consolidated financial position or results of operations for the period then ended.

In March 2026, the Company also entered into a Technology License and Services Agreement with Oort, pursuant to which Oort granted the Company a worldwide, royalty-free, exclusive license, to host, operate, and commercialize Oort’s DataHub technology as a white-labelled platform. Oort is also obligated to provide software development, customization, maintenance, and support services necessary for the deployment and operation of the AetherHub platform. Intellectual property developed specifically for the AetherHub Platform is assigned to AetherHub, while Oort retains ownership of its underlying platform technology and general-purpose enhancements. No license fees or service fees are payable under the agreement, as Oort’s equity ownership interest constitutes its sole consideration. No amounts were recognized in the accompanying condensed consolidated financial statements related to this agreement for the three and nine month period ended June 30, 2026, as the Company had not commenced operations.

The Company has also entered into an intellectual property option agreement (the “IP Option Agreement”) with Oort pursuant to which it may acquire certain underlying intellectual property, as described in Note 14.

On May 29, 2026, the Company incorporated Alpha Edge Media (Hong Kong) Limited, a wholly owned subsidiary of Alpha Edge Media, Inc, under the laws of Hong Kong, to support the Company’s expanding newsletter business. As of the reporting date, the subsidiary had not commenced material operations and its incorporation did not have a material impact on the Company’s consolidated financial statements.

On June 15, 2026, the Company incorporated a new subsidiary, Aether Compute LLC. (“Aether Compute”), under the laws of the State of Delaware to resell modular compute-and-energy pods.

Subsequent to the period ended June 30, 2026, on August 4, 2026, Aether Compute acquired sixty percent (60%) of the fully diluted equity interests of Noviant Inc. (“Noviant”), a New York corporation, from its four selling stockholders, for aggregate consideration of $3,600,000, consisting of $900,000 in cash and $2,700,000 in restricted shares of Common Stock. Following the closing, the Company has the right to designate a majority of Noviant’s board of directors. See Note 15 for additional information regarding this transaction.

The following table sets forth information concerning the Company and its wholly-owned subsidiaries and AetherHub as of June 30, 2026:

Name of Entity	Date of Organization	Place of Organization	Percentage of Ownership	Principal Activities
Aether Holdings, Inc.	August 15, 2023	Delaware	Parent Company	Holding Company
Sundial Capital Research Inc.	January 22, 2003	Minnesota	100%	Financial Research Publication
Alpha Edge Media, Inc.	April 30, 2025	Delaware	100%	Financial Newsletters
Aether Grid Inc.	May 22, 2025	Delaware	100%	Financial Technology Tools
Aether Labs, Inc.	June 6, 2025	Delaware	100%	Research and Development
537 Greenwich LLC	October 14, 2025	Delaware	100%	Acquiring and holding office space
Aether Datahub LLC	March 25, 2026	Delaware	70%	Data labeling and annotation services
Alpha Edge Media (Hong Kong) Limited	May 29, 2026	Hong Kong	100%	Financial Newsletters
Aether Compute LLC	June 15, 2026	Delaware	100%	Resell modular compute-and-energy pods

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026, its unaudited condensed consolidated statements of operations and comprehensive loss, stockholders’ equity for the three and nine months ended June 30, 2026 and June 30, 2025 and unaudited condensed consolidated statements of cashflows for nine months ended June 30, 2026 and June 30, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Aether Holdings, Inc. for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2025, (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of September 30, 2025, has been derived from the audited consolidated balance sheet as of September 30, 2025, contained in the above referenced Form 10-K.

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

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant estimates or assumptions that materially impacted the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2026 and 2025.

Segment Information

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (adopted by the Financial Accounting Standards Board (“FASB”)), which requires disclosures based on how management organizes the Company to make operating decisions and assess performance. The Company has determined that it operates as a single reportable segment.

The Chief Executive Officer functions as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for key operating decisions, resource allocation, and performance assessment. In executing these responsibilities, the CODM regularly reviews consolidated financial information, including total revenue, gross profit, key operational metrics, and cash flow, on a Company-wide basis. The CODM does not review or receive discrete financial information by business function, product category, or geographic region. Consequently, decisions about resource allocation and performance evaluation are made based solely on consolidated results. Accordingly, management has concluded that the Company has one operating segment: the online subscription service, which consists of one reporting unit based on the financial information available and which operating results are regularly reviewed by CODM. All the Company’s business activities for the three and nine months ended June 30, 2026 and 2025 were conducted in United States. Segment profit and loss is determined on a basis that is consistent with how the Company reports operating profit and loss in its unaudited condensed consolidated statements of operations and comprehensive loss. Because the Company operates only one segment, there are no intersegment transactions.

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

Equipment that is withdrawn from use or has no reasonable prospect of recovered through use or sale, is regularly identified, and written off. The assets’ residual values, depreciation methods and useful lives are reviewed, and adjusted if appropriate, at each reporting date. Subsequent expenditures relating to items of property and equipment are capitalized when it is probable that future economic benefits from the use of the assets will be increased. All other subsequent expenditures are recognized as repairs and maintenance.

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

Amortization method and estimated useful lives of finite-lived intangible assets

Category	Amortization Method	Estimated useful life

Brand name/Domain names /Tradenames/social media (except for Coinstack)	Not Amortized	Indefinite
Brand name (Coinstack)	Straight Line Method	7 years
Subscriber list	Straight Line Method	2 to 3 years
Content library	Straight Line Method	1 to 3 years
Vendor/platform rights	Straight Line Method	1 to 2 years
Writer relationship	Straight Line Method	1 year
Non-competition agreement	Straight Line Method	1 year
Advertiser / sponsor relationships	Straight Line Method	1 to 5 years
Proprietary codebase & technical IP	Straight Line Method	3 to 5 years
Cloud infrastructure configurations (AWS)	Straight Line Method	3 years
Internally developed software	Straight Line Method	3 years

Offering costs

Deferred offering costs consist of specific expenses directly attributable to the company’s equity offerings, including legal, accounting, printing, underwriter fees and filing fees. These costs are capitalized as incurred in accordance with the guidance under ASC 340-10-S99-1.

Impairment of Long-lived assets

Long-lived assets, including property and equipment, intangible assets and property acquisition deposit are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and nine months ended June 30, 2026 and 2025, respectively.

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

Internally developed software comprises of software development cost-in-progress as of June 30, 2026 and September 30, 2025 amounting to $78,148 and $100,000, respectively, which will be amortized once the software development is capitalized upon completion.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for professional research services, expenditures related to the development and enhancement of the Company’s acquired assets 21 Bitcoin.xyz (acquired October 2025) and Publicview.ai (acquired January 2026) and costs associated with the development of the Company’s internally developed software platform, SentimenTracker, Alphid AI, OpenTicker and XYZ terminal. The Company expenses all research & development costs in the periods in which they are incurred.

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

As of June 30, 2026, the Company had 72,450 underwriter warrants outstanding (out of an original 144,900 warrants) that had not yet been exercised. These warrants were issued as partial consideration to the underwriters of the IPO or their designees and entitle the holder to purchase shares of Common Stock at $4.30 per share for a period of five years following the six month anniversary of the IPO. See Note 7(C).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve the transparency and decision usefulness of segment information by requiring enhanced disclosures about significant segment expenses and more consistent information in interim periods. The amendments are effective for the Company for fiscal year beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on October 1, 2024 on a retrospective basis. The adoption did not have an impact on the unaudited condensed consolidated financial statement but resulted in expanded segment disclosures.

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

In April 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments clarify the initial measurement of paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the applicable preferred stock agreement. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements but does not expect the adoption to have material impact.

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

NOTE 3 – NOTE PAYABLE

On May 13, 2026, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company issued a Secured Promissory Note (the “Note”) in the original principal amount of $3,240,000, which includes an original issue discount of $240,000. The purchase price for the Note was $3,000,000. After deducting a $30,000 transaction expense amount payable to the Investor and other debt issuance costs of $204,070, net proceeds to the Company were $2,765,930. The Note bears interest at 8% per annum, compounding daily, and matures 18 months from issuance (November 13, 2027).

Beginning six months after issuance, the Investor may redeem up to $250,000 of the outstanding balance per month, with each redemption payable within three (3) business days. Additionally, if the Note remains outstanding on the six-month anniversary of the issuance, the Company will incur a one-time monitoring fee equal to the difference between (i) the outstanding balance of the Note divided by 0.85 (as minuend), and (ii) the outstanding balance of the Note (as subtrahend).

The Note includes customary affirmative and negative covenants and events of default, including payment defaults, covenant breaches, and insolvency events. No redemptions, trigger events, covenant breaches, or defaults occurred through June 30, 2026. Upon the occurrence of an event of default, the Holder may, by written notice, declare all unpaid principal, plus all accrued interest and other amounts due under the Note to be immediately due and payable. Further, interest shall accrue on the outstanding balance beginning on the date the event of default occurred at an interest rate equal to fifteen percent (15%) per annum.

The Note contains stock-price linked features, including (i) a limited redemption feature that may accelerate principal repayment upon the Company’s stock meeting specified price thresholds and (ii) a monitoring fee forgiveness feature that may reduce amounts otherwise payable upon sustained low stock price or trading volume conditions. Management determined these features are embedded derivatives that are not clearly and closely related to the debt host and therefore require bifurcation under ASC 815.

At issuance, the embedded derivatives were recorded at fair value, with a corresponding reduction to the carrying amount of the Note. However, the Company determined the fair value of these embedded derivatives was immaterial as of May 13, 2026, and June 30, 2026. The embedded derivative liabilities are remeasured at fair value each reporting period, with changes in fair value recognized in earnings.  As of June 30, 2026, the embedded derivatives remained outstanding.

As of June 30, 2026, the principal amount outstanding under the Note was $3,240,000. The unamortized debt discount and issuance costs totaled $439,571, resulting in a net carrying amount of $2,800,429 at an effective interest rate of 18.36%.

For the three months and nine months ended June 30, 2026, the Company recognized $69,968 of interest expense related to the Note (which includes a contractual interest expense of $35,469 and amortization of debt discount of $34,499). The contractual interest expense has been included in accrued interest payable on the condensed consolidated balance sheet.

NOTE 4 — CONTRACT LIABILITIES

Contract liabilities consist of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. The Company classifies contract liabilities as a current liability on the consolidated balance sheets because the longest subscription plan is for twelve months. The movement of contract liabilities for the three and nine months ended June 30, 2026 and June 30, 2025 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Opening balance	$384,936	$395,077	$358,628	$380,077
Additional contract liabilities accrual	324,938	343,197	1,026,091	1,054,746
Revenue recognized from opening contract liabilities	(55,535)	(52,710)	(342,214)	(363,160)
Revenue recognized from current year billings	(273,170)	(289,701)	$(661,336)	(675,800)
Ending balance	$381,169	$395,863	$381,169	$395,863

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

NOTE 5 — PREPAID EXPENSES

The prepaid expenses as of June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
Software license	$17,180	$16,673
SEC filing fees	58,652	49,675
Insurance	63,404	282,066
Consulting fees	46,703	-
Sales & Marketing	48,932	-
Other	23,345	16,659
Total	$258,216	$365,073

NOTE 6 —ACCRUED LIABILITIES

The accrued liabilities as of June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
Accrued expenses	$39,509	$21,021
Accrued wages	3,504	34,806
Total	$43,013	$55,827

NOTE 7 — EQUITY

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

The Company did not conduct any private placements during the three and nine months ended June 30, 2026.

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

As of June 30, 2026, and September 30, 2025, the Company had 12,147,230 and 12,101,273 shares of Common Stock issued and outstanding, respectively.

C) IPO

The registration statement for the Company’s IPO was declared effective on April 9, 2025. The Company consummated its IPO on April 11, 2025, with the issuance of 1,800,000 shares of Common Stock at a public offering price of $4.30 per share, generating gross proceeds of $7,740,000. In connection with the IPO, the Company granted the underwriters an overallotment option to purchase up to 270,000 additional shares of Common Stock at the same public offering price. On April 16, 2025, the IPO Over-Allotment Option was fully exercised, resulting in additional gross proceeds of $1,161,000. With the full exercise of the IPO Over-Allotment Option, the total gross proceeds from the IPO amounted to $8,901,000, before deducting underwriting discounts, commissions, and offering expenses. Total share issuance cost incurred for same is $1,661,437.

D) ATM Facility

On June 25, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (“Sales Agreement”) with Rodman & Renshaw LLC (“Rodman” or the “Sales Agent”) pursuant to which, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, $0.001 par value per share, up to $10,998,532 through the Sales Agent. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-296182), originally filed with the SEC on May 22, 2026 and declared effective by the SEC on June 2, 2026, and the related prospectus supplement dated June 2, 2026 and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Under the Sales Agreement, Rodman may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Rodman will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay Rodman a commission upto 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement and has provided the Sales Agent with customary indemnification and contribution rights. The Company also agreed to reimburse Rodman for certain expenses incurred in connection with the Sales Agreement. The Company and Rodman may each terminate the Sales Agreement at any time upon specified prior written notice.

The Company has evaluated the Sales Agreement and the shares issued thereunder in accordance with applicable accounting guidance. The Company determined that the Sales Agreement is not within the scope of ASC 480, Distinguishing Liabilities from Equity, as it does not embody an unconditional obligation to repurchase the Company’s equity shares, an obligation to settle by transferring assets, or an obligation to issue a variable number of shares for a fixed monetary amount. The Sales Agreement was further evaluated under ASC 815, Derivatives and Hedging, and ASC 815-40, Contracts in an Entity’s Own Equity. The Company concluded that the Sales Agreement is not a derivative instrument and does not contain any features that require bifurcation as embedded derivatives. The Sales Agreement is indexed to the Company’s own equity and satisfies all conditions for equity classification under ASC 815-40. Accordingly, the shares issued under the Sales Agreement are classified as permanent equity in the accompanying condensed consolidated balance sheets, and no derivative liability has been recognized in connection with the Sales Agreement.

For the three and nine months ended June 30, 2026, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $10,674 from the sale of 2,500 shares.

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

A summary of the warrants’ movement schedule is as follows:

	Warrant Outstanding
	Number of Warrants	Weighted average exercise price	Weighted average remaining life
Balance – October 1, 2025	144,900	$4.30	4.53
Granted	-	-	-
Exercised	(72,450)	-	-
Outstanding - June 30, 2026	72,450	$4.30	3.70

The Company issued 72,450 underwriter warrants with an exercise price of $4.30 per share that were exercised on a cashless basis to purchase 18,332 Common Stock.

NOTE 8 — NET LOSS PER SHARE

The computation of net loss per share and weighted-average shares of Common Stock outstanding for the periods presented are as follows:

	Three months ended June 30,
	2026	2025
Net loss attributable to common stockholders	$(1,342,740)	$(1,005,824)
Basic and diluted weighted-average common shares outstanding	12,144,768	11,873,799
Basic and diluted	$(0.11)	$(0.08)

	Nine months ended June 30,
	2026	2025
Net loss attributable to common stockholders	$(3,668,941)	$(1,718,204)
Basic and diluted weighted-average common shares outstanding	12,135,724	10,645,448
Basic and diluted	$(0.30)	$(0.16)

There were no preferred or other dividends declared for the three and nine months ended June 30, 2026. The below table includes the total securities potentially dilutive for the three and nine months ended June 30, 2026 and 2025, which have been excluded from the computation of diluted (loss) per share.

	Three months ended June 30,
	2026	2025
Warrants Outstanding	72,450	-

	Nine months ended June 30,
	2026	2025
Warrants Outstanding	72,450	-

Although the Underwriters’ Warrants contain cashless exercise provisions, the impact of such provisions was not considered in diluted net loss per share as the Company incurred a net loss during the period and all potential shares of Common Stock were anti-dilutive.

NOTE 9 — PROPERTY AND EQUIPMENT, NET

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

There are no material relationships between the Company (or its affiliates) and the Seller.

Property and equipment, net consisted of the following:

	June 30, 2026	September 30, 2025
Buildings	$1,276,598	$-
Computer & equipment	25,299	18,799
Less: Accumulated depreciation	(43,266)	(14,730)
Property and equipment, net	$1,258,631	$4,069

Depreciation expenses totaled $13,341 and $609 during the three months ended June 30, 2026 and 2025, respectively.

Depreciation expenses totaled $28,536 and $1,657 during the nine months ended June 30, 2026 and 2025, respectively.

NOTE 10 — INTANGIBLES

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

The 21 Bitcoin.xyz asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended June 30, 2026 and as such detailed disclosures regarding acquired intangible assets were considered to be insignificant.

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

In connection with the acquisition, the Company issued 25,125 shares of Common Stock to the sellers pursuant to a Transition Services Agreement for post-closing services. These shares were issued at a fair value of $5.97 per share (aggregate fair value of approximately $150,000) and were accounted for separately as equity-settled share-based compensation under ASC 718. Because the shares were issued for post-acquisition services rather than as consideration transferred for the acquired assets, they were not included in the purchase price allocation. The Coinstack asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended June 30, 2026 and as such detailed disclosures regarding acquired intangible assets were considered to be insignificant.

Publicview Asset Acquisition

On January 15, 2026, the Company acquired substantially all of the assets of Publicview.ai (“PublicView”), an AI-powered stock market research platform that provides real-time filing analysis. The acquired assets included, among other things, proprietary source code, databases, cloud infrastructure, domain names, payment and billing systems, intellectual property and customer relationships.

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

The PublicView asset acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the period ended June 30, 2026, and as such, detailed disclosures regarding the acquired assets were considered to be insignificant.

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

Amortization expense was $23,258 and $45,511 for the three and nine months ended June 30, 2026 and respectively, compared to $0 for the corresponding periods ended June 30, 2025.

No impairment indicators were identified as of June 30, 2026.

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

Related Party	Relationship with the Company
Qian Zhang	Former Director and CEO of Sundial from May 31, 2023 to July 10, 2024; Operating Officer (“COO”) of Sundial since July 10, 2024; Former Director and Interim CEO of the Company from August 25, 2023 to September 11, 2023

Hao Hu	Chief Information Officer (“CIO”) of Sundial since March 15, 2023; Director of Sundial since September 9, 2023; Interim Chief Executive Officer of Sundial since July 10, 2024; Former Director and CTO of the Company from August 25, 2023 to September 11, 2023

Nicolas Kuan Liang Lin	Chief Executive Officer (“CEO”) since September 11, 2023 and Director of the Company since August 25, 2023

David Chi Ching Ho	Chief Strategy Officer (“CSO”) of the Company from April 1, 2024 to February 13, 2026

Siu Hang (Henry) Wong	Director of Business Development of the Company from December 1, 2024 to February 1, 2025 and Chief Operating Officer (“COO”) of the Company from June 1, 2024 to November 20, 2024

Elixir Technology Inc.	The Company’s principal common shareholder controlled by Jaclyn Wu, a former director of the Company and Sundial

Jaclyn Wu	Director of Sundial from August 16, 2022 to February 15, 2026; Director of the Company from August 25, 2023 to December 14, 2025.

Monic Wealth Solutions Ltd.	Owned by Jaclyn Wu, a former director of the Company and Sundial

Ledger Pros LLC	Owned by Suresh R. Iyer, the Chief Financial Officer (“CFO”) of the Company since May 16, 2024

Suresh R. Iyer	Chief Financial Officer (“CFO”) of the Company since May 16, 2024

Monic Financial Group	Owned by Jaclyn Wu, a former director of the Company and Sundial

WUYAO Safety Technology (Hang Zhou) Co., LTD	Hao Hu, CTO of Aether, CIO and Interim CEO of Sundial, was the director of Wuyao and had Controlling Ownership of same for the period June 20, 2025 to October 30, 2025

Timothy William Murphy	Director and Company’s General Counsel (effective June 1, 2026) and CEO of Virtual Grid Inc.

Related Party balances

The Company’s balances due to related parties as of June 30, 2026 and September 30, 2025 were as follows:

Name	June 30, 2026	September 30, 2025
Qian Zhang	$-	$4,556
Elixir Technology Inc.	5,158	5,157
Hao Hu	16	10
WUYAO Safety Technology (Hang Zhou) Co., LTD	-	27,470
Total due to related parties	$5,174	$37,193

The amounts due to related parties as of June 30, 2026 and September 30, 2025 are unsecured, interest-free, and due on demand.

Related Party transactions

The Company had the following related party transactions:

A) Services rendered from related parties

During the three and nine months ended June 30, 2026, the Company did not incur any expenses for accounting services provided by Ledger Pros LLC. During the three and nine months ended June 30, 2025, the Company incurred $0 and $18,600 for the accounting services provided by Ledger Pros LLC.

B) Director fees and consulting fees for services rendered by directors and consultants

		Three months ended June 30,
Name	Nature of Service	2026	2025
Jaclyn Wu	Consulting	-	$40,000
Siu Hang (Henry) Wong	Consulting	-	-
Wayne Huo	Director	8,750	-
Total		$8,750	$40,000

		Nine months ended June 30,
Name	Nature of Service	2026	2025
Jaclyn Wu	Director/ Consulting	53,439	$100,000
Siu Hang (Henry) Wong	Consulting	-	12,398
Wayne Huo	Director	23,130	-
Total		$76,569	$112,398

NOTE 12 - INCOME TAXES

For the three and nine months ended June 30, 2026 and 2025, the Company recorded income tax expense (benefit) of $0, as they were insignificant.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2026 and September 30, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 13 — RISKS AND CONCENTRATIONS

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfil its payment obligations. The Company’s credit risk is primarily attributable to cash. As of June 30, 2026, and September 30, 2025, substantially all of the Company’s cash was held in major financial institutions located in the U.S., which are FDIC-insured and management considers to be of high credit quality.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains its bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2026 and September 30, 2025, cash balances of $2,155,635 and $4,258,605, respectively, were maintained at financial institutions in the US. The remaining balances of $254,446 and $159,564, respectively, were maintained in payment processing accounts with services such as Shopify, PayPal and Stripe. While management believes that the financial institutions and payment processors used by the Company are of high credit quality, it also continually monitors their creditworthiness.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations, resulting in an accumulated deficit of $8,867,148 as of June 30, 2026. For the nine months ended June 30, 2026, the Company incurred a net loss of $3,668,941 and used cash in operating activities of $3,115,850. Although the Company completed its initial public offering on April 11, 2025 and the closing of the underwriters’ over-allotment option on April 16, 2025, which collectively generated aggregate gross proceeds of $8,901,000 (before underwriting discounts and offering expenses), the Company continues to incur operating losses and expects to require additional capital to fund operations and execute its business plan. The Company obtained $2,765,930 of net proceeds from a secured promissory note issued in May 2026. On June 25, 2026, the Company entered into an At-the-market offering agreement, pursuant to which the Company may offer and sell shares of its common stock, from time to time, for aggregate gross proceeds of up to $10,998,532. Subsequent to June 30, 2026, on August 5, 2026, the Company entered into a Note Purchase Agreement pursuant to which it issued a secured promissory note with an original principal amount of $1,620,000, for $1,500,000 after an original issue discount of $120,000. Despite these financing activities, the Company continues to incur operating losses and expects to require additional capital to fund its operations and execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

Management intends to fund operating costs over the next twelve months primarily through the use of remaining IPO proceeds and, if necessary, through additional financing from public or private offerings of equity or debt securities. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices. These market factors are not expected to pose significant risks to the Company.

Concentration risk

For purposes of assessing the concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as single customers. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the nine months ended June 30, 2026, or the year ended September 30, 2025.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2026, the Company did not have any lease agreements or material lease commitments. Accordingly, no right-of-use assets or lease liabilities have been recognized in the accompanying unaudited condensed consolidated financial statements.

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

As of June 30, 2026, the option had not been exercised, no consideration had been paid, and no assets or liabilities related to the IP Option Agreement were recognized in the accompanying condensed consolidated financial statements.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events,” the Company evaluated subsequent events after June 30, 2026, through the date the consolidated financial statements were issued. Except as disclosed below, the Company did not identify any other subsequent events requiring recognition or disclosure in the consolidated financial statements.

On July 2, 2026, the Company established AEM Consulting (Shenzhen) Co., Ltd., a limited liability company in Shenzhen, China, wholly owned by Alpha Edge Media (Hong Kong) Limited. As of the date of these financial statements, there have been no transactions or other activities involving AEM Shenzhen that have affected the Company’s condensed consolidated financial statements.

On July 10, 2026, the Board of Directors of the Company approved, by unanimous written consent, the grant of stock options to purchase an aggregate of 920,000 shares of the Company’s common stock under the Aether Holdings, Inc. 2024 Equity Incentive Plan, at an exercise price of $4.24 per share, to the Company’s executive officers, directors, employees and certain consultants, including incentive stock options and nonqualified stock options as applicable. The Board also ratified the filing and effectiveness of the Company’s Registration Statement on Form S-8 (File No. 333-296549), filed with the SEC on June 5, 2026, registering shares issuable under the Plan, including shares underlying the Option Grants. The Company is evaluating the resulting stock-based compensation expense and does not expect this event to require adjustment to the financial statements for the period covered by this Quarterly Report.

On July 17, 2026, the Company and its subsidiary, Aether Compute LLC, entered into definitive agreements with Virtual Grid Inc. (“Virtual Grid”), a related party establishing a strategic partnership and equity investment. Under an Exclusive White Label Supply and Distribution Agreement and a related FOMA license agreement, Aether Compute became Virtual Grid’s exclusive reseller for the AetherPod™ VG100 across ten Southeast Asian countries for an initial 10-year term (with a 10-year renewal option), with certain non-exclusive U.S. rights, subject to royalties of 6% (direct deployments) or an effective 3% (operator deployments) of gross compute revenue. Separately, the Company invested $360,000 in Virtual Grid via issuance of 82,606 shares of Company common stock, in exchange for 176,412 Virtual Grid Class A shares and a warrant for 176,412 additional shares (exercise price C$2.864692, expiring July 17, 2031), subject to a 12-month lock-up and down-round protection. The Company is evaluating the accounting treatment of this transaction and does not expect it to require adjustment to the financial statements for the period covered by this Quarterly Report.

On August 4, 2026, Aether Compute LLC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement with Noviant Inc., a New York corporation, and its four selling stockholders, pursuant to which Aether Compute LLC acquired 60% of the fully diluted equity interests of Noviant for an aggregate purchase price of $3,600,000, consisting of $900,000 in cash and $2,700,000 in restricted shares of the Company’s common stock (based on the 20-day VWAP preceding closing). Of the cash consideration, $50,000 was placed into a working capital support account and $540,000 of the stock consideration was placed into an 18-month indemnity holdback, in each case pursuant to related escrow arrangements. Following the closing, the Company has the right to designate a majority of Noviant’s board of directors and retains various governance and transfer-restriction rights over the Sellers’ retained 40% interest.

The initial accounting for the acquisition is incomplete as of the date these condensed consolidated financial statements were available to be issued because the Company has not yet completed the valuation of the assets acquired, the liabilities assumed, the non-controlling interest, and the resulting goodwill. Accordingly, the Company is unable to present the provisional amounts of consideration transferred and of the identifiable assets and liabilities recognized at the acquisition date. The amounts recognized are provisional and may be adjusted during the measurement period, which will not exceed one year from the acquisition date, as the Company obtains the information necessary to identify and measure the acquisition-date fair values of the assets acquired and liabilities assumed.

On August 5, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC pursuant to which the Company issued a Secured Promissory Note in the original principal amount of $1,620,000, reflecting a purchase price of $1,500,000 after a $120,000 original issue discount. The note bears interest at 8% per annum, matures 18 months from the purchase price date, and is secured by substantially all of the Company’s assets, its intellectual property, and guaranties from the Company’s subsidiaries. This note is in addition to a prior secured note issued to the same investor on May 13, 2026 in the original principal amount of $3,240,000, and contains customary redemption rights, trigger/default provisions, and restrictive covenants (including limitations on additional liens and variable-rate financings) in favor of the investor. Accounting treatment for same is under evaluation and will be finalized and reflected in our Annual Report on Form 10-K for the fiscal year ending September 30, 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Dispute with Former Director

As previously reported in our Annual Report, since July 18, 2025, our management has been engaged in a dispute with Mr. David Mandel, a former member of our board of directors. On March 19, 2026, Mr. Mandel filed a lawsuit against the Company and Mr. Nicolas Lin, our Chief Executive Officer and Chairman. See “Part II – Other Information - Item 1 – Legal Proceedings” below for more information and the section entitled “Risk Factors - Our management is currently in a dispute with one of our former directors. If he were to bring legal action against us, and we were to receive an adverse ruling, it could materially and adversely affect our reputation, dilute our stockholders’ equity interests in the Company, and adversely affect our stock price” contained in our Annual Report for a discussion of the risks associated with the dispute.

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

AetherHub had no transactions during the three months ended June 30, 2026, and AetherHub did not have a material impact on the Company’s consolidated financial position or results of operations for the period then ended. However, the related accounting implications were insignificant to the Company’s condensed unaudited consolidated financial statements for the period ended June 30, 2026.

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

Board of Directors

On June 1, 2026, the Board of Directors increased the size of the Board from four to five directors and appointed Hon Nam Lee (Alvars) as an independent director to fill the newly created directorship. Mr. Lee was also appointed Chair of the Nominating and Corporate Governance Committee. On the same date, the Board approved the transition of Timothy William Murphy from an independent director to a director who also serves as the Company’s General Counsel. Mr. Murphy will continue to serve on the Board but will no longer be considered an independent director under the applicable Nasdaq listing standards, SEC rules, the Company’s committee charters, and corporate governance guidelines.

Formation of Subsidiaries

On May 29, 2026, the Company incorporated Alpha Edge Media (Hong Kong) Limited, a wholly owned subsidiary of Alpha Edge Media, Inc., under the laws of Hong Kong to support the Company’s expanding newsletter business. As of the reporting date, the subsidiary had not commenced material operations and its incorporation did not have a material impact on the Company’s condensed consolidated financial statements.

On June 15, 2026, the Company incorporated Aether Compute LLC, a wholly owned subsidiary organized under the laws of the State of Delaware. As of the reporting date, Aether Compute LLC had not commenced material operations and its incorporation did not have a material impact on the Company’s condensed consolidated financial statements.

At-the-Market Offering Program

On June 25, 2026, the Company entered into an At-The-Market Issuance Sales Agreement with Rodman & Renshaw LLC (“Rodman” or the “Sales Agent”) pursuant to which, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, $0.001 par value per share, up to $10,998,532 through the Sales Agent. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-296182), originally filed with the SEC on May 22, 2026 and declared effective by the SEC on June 2, 2026, and the related prospectus supplement dated June 2, 2026 and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Under the Sales Agreement, Rodman may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Rodman will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay Rodman a commission of upto 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement and has provided the Sales Agent with customary indemnification and contribution rights. The Company also agreed to reimburse Rodman for certain expenses incurred in connection with the Sales Agreement. The Company and Rodman may each terminate the Sales Agreement at any time upon specified prior written notice.

For the three and nine months ended June 30, 2026, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $10,674 from the sale of 2,500 shares.

Recent Developments

Grant of Stock Options

On July 10, 2026, the Board of Directors of the Company approved, by unanimous written consent, the grant of stock options to purchase an aggregate of 920,000 shares of the Company’s common stock under the Aether Holdings, Inc. 2024 Equity Incentive Plan, at an exercise price of $4.24 per share, to the Company’s executive officers, directors, employees and certain consultants, including incentive stock options and nonqualified stock options as applicable. The Board also ratified the filing and effectiveness of the Company’s Registration Statement on Form S-8 (File No. 333-296549), filed with the SEC on June 5, 2026, registering shares issuable under the Plan, including shares underlying the Option Grants. The Company is evaluating the resulting stock-based compensation expense and does not expect this event to require adjustment to the financial statements for the period covered by this Quarterly Report.

Definitive Agreement (Virtual Grid)

On July 17, 2026, the Company and its subsidiary, Aether Compute LLC, entered into definitive agreements with Virtual Grid Inc. (“Virtual Grid”), a related party establishing a strategic partnership and equity investment. Under an Exclusive White Label Supply and Distribution Agreement and a related FOMA license agreement, Aether Compute became Virtual Grid’s exclusive reseller for the AetherPod™ VG100 across ten Southeast Asian countries for an initial 10-year term (with a 10-year renewal option), with certain non-exclusive U.S. rights, subject to royalties of 6% (direct deployments) or an effective 3% (operator deployments) of gross compute revenue. Separately, the Company invested $360,000 in Virtual Grid via issuance of 82,606 shares of Company common stock, in exchange for 176,412 Virtual Grid Class A shares and a warrant for 176,412 additional shares (exercise price C$2.864692, expiring July 17, 2031), subject to a 12-month lock-up and down-round protection. The Company is evaluating the accounting treatment of this transaction and does not expect it to require adjustment to the financial statements for the period covered by this Quarterly Report.

Acquisition of Noviant Inc.

On August 4, 2026, Aether Compute LLC, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement with Noviant Inc., a New York corporation, and its four selling stockholders, pursuant to which Aether Compute LLC acquired 60% of the fully diluted equity interests of Noviant for an aggregate purchase price of $3,600,000, consisting of $900,000 in cash and $2,700,000 in restricted shares of the Company’s common stock (based on the 20-day VWAP preceding closing). Of the cash consideration, $50,000 was placed into a working capital support account and $540,000 of the stock consideration was placed into an 18-month indemnity holdback, in each case pursuant to related escrow arrangements. Following the closing, the Company has the right to designate a majority of Noviant’s board of directors and retains various governance and transfer-restriction rights over the Sellers’ retained 40% interest.

The initial accounting for the business combination is incomplete as of the date these condensed consolidated financial statements were available to be issued because the Company has not yet completed the valuation of the assets acquired, the liabilities assumed, the non-controlling interest, and the resulting goodwill. Accordingly, the Company is unable to present the provisional amounts of consideration transferred and of the identifiable assets and liabilities recognized at the acquisition date. The amounts recognized are provisional and may be adjusted during the measurement period, which will not exceed one year from the acquisition date, as the Company obtains the information necessary to identify and measure the acquisition-date fair values of the assets acquired and liabilities assumed.

Note Purchase Agreement with Streeterville Capital, LLC

On August 5, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC pursuant to which the Company issued a Secured Promissory Note in the original principal amount of $1,620,000, reflecting a purchase price of $1,500,000 after a $120,000 original issue discount. The note bears interest at 8% per annum, matures 18 months from the purchase price date, and is secured by substantially all of the Company’s assets, its intellectual property, and guaranties from the Company’s subsidiaries. This note is in addition to a prior secured note issued to the same investor on May 13, 2026 in the original principal amount of $3,240,000, and contains customary redemption rights, trigger/default provisions, and restrictive covenants (including limitations on additional liens and variable-rate financings) in favor of the investor. Accounting treatment for same is under evaluation and will be finalized and reflected in our Annual Report on Form 10-K for the fiscal year ending September 30, 2026.

Financial Highlights

The following table presents the revenue, cost of sales, gross margin and the net cash provided by or used in operating activities for the nine months ended June 30, 2026 and 2025.

	Nine months ended June 30,
	2026	2025	% Change

Revenue	$1,003,550	$1,038,960	(3.41)%
Cost of sales	$195,672	$320,360	(38.92)%
Gross profit margin	80.50%	69.17%	16.39%
Net cash used in operating activities	$(3,115,850)	$(1,998,095)	55.94%

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

SentimenTrader

	Three months ended June 30,			Nine months ended June 30,
	2026	2025	% change	2026	2025	% change
Gross New Free Subscribers	244	695	(64.89)	896	1,288	(30.43)
Average conversion rate from free to Paid Subscribers	32.32%	11.68%	176.73	34.27%	19.26%	77.95
Paid Subscribers	2,076	2,352	(11.73)	2,142	2,356	(9.08)
Average Revenue Per User (“ARPU”)	$157	$146	7.53	$464	$441	5.22
Revenue Sundial	$325,529	$342,411	(4.93)	$994,427	$1,038,960	(4.29)

Alpha Edge Media (AEM)

Publication	Free Subscribers as of June 30, 2026
Coinstack	329,298
WhaleTales	42,575
Altcoin Investing	8,041
Alpha Edge Digest	11,402
StockCastr	5,210
IPO Stream	2,625
AlphaBean	28
Sentiment Tracker	2,805
Alphid AI	102
Total	402,086

As of June 30, 2026, Alpha Edge Media had a negligible number of paid subscribers. Subscriber activity commenced on August 14, 2025. Accordingly, there were no subscribers for the nine months ended June 30, 2025.

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

The number of new Free Subscribers for SentimenTrader decreased by 392, or 30.43%, from 1,288 for the nine months ended June 30, 2025 to 896 for the nine months ended June 30, 2026. The number of new Free Subscribers decreased by 451, or 64.89%, from 695 for the three months ended June 30, 2025, to 244 for the three months ended June 30, 2026. The decrease in Free Subscribers reflects reduced customer acquisition and increased attrition.

The number of free subscribers for Alpha Edge Media as of June 30, 2026, was 402,086. Alpha Edge Media did not have operations as of June 30, 2025.

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

Paid Subscribers for SentimenTrader decreased by 214, or 9.08%, from 2,356 for the nine months ended June 30, 2025 to 2,142 for the nine months ended June 30, 2026. The number of Paid Subscribers decreased by 276, or 11.73%, from 2,352 for the three months ended June 30, 2025, to 2,076 for the three months ended June 30, 2026.

Paid Subscribers for AEM were negligible as of June 30, 2026. AEM did not have operations as of June 30, 2025.

The average conversion rate from Free Subscribers to Paid Subscribers on our SentimenTrader platform was approximately 34.27% and 19.26% for the nine months ended June 30, 2026 and 2025, respectively. The average conversion rate from Free Subscribers to Paid Subscribers on our SentimenTrader platform was approximately 32.32% and 11.68% for the three months ended June 30, 2026 and 2025, respectively. The higher conversion rates for the nine months ended June 30, 2026, was attributable to a promotional campaign.

The average conversion rate from Free Subscribers to Paid Subscribers of AEM was negligible for the nine months ended June 30, 2026. AEM did not have operations as of June 30, 2025.

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

ARPU for SentimenTrader increased by $23, or 5.22%, to $464 for the nine months ended June 30, 2026, as compared to $441 for the nine months ended June 30, 2025.

ARPU for SentimenTrader increased by $11, or 7.53%, to $157 for the three months ended June 30, 2026, as compared to $146 for the three months ended June 30, 2025.

ARPU for SentimenTracker was not significant for the three and nine months ended June 30, 2026. No comparable ARPU existed for the three and nine months ended June 30, 2025, as the platform was not yet operational during that period.

Revenue

Revenue is generated from providing online subscription services. Revenue is generally recognized ratably over the contract term, starting from the commencement date of each contract, which is the date our cloud-based software is made available to customers and collection is reasonably assured.

Total revenue decreased marginally by $35,410, or 3.41%, from $1,038,960 for the nine months ended June 30, 2025, to $1,003,550 for the nine months ended June 30, 2026.

Total revenue decreased by $13,706, or 4%, from $342,411 for the three months ended June 30, 2025 to $328,705 for the three months ended June 30, 2026.

Results of Operations

For Nine Months Ended June 30, 2026 and 2025

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2026 and 2025 in U.S. dollars and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	Nine months ended June 30,
	2026		2025
					Amount	Percentage
		As % of		As % of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Sales	$1,003,550	100.00%	$1,038,960	100.00%	$(35,410)	(3.41)%
Cost of sales	195,672	19.50%	320,360	30.83%	(124,688)	(38.92)%
Gross profit	807,878	80.50%	718,600	69.17%	89,278	12.42%
Operating expenses
Sales and marketing expenses	535,955	53.41%	221,848	21.35%	314,107	141.59%
General and administrative expenses	3,710,795	369.77%	2,262,801	217.79%	1,447,994	63.99%
Research and development expenses	231,773	23.10%	-	-%	231,773	-
Total operating expenses	4,478,523	446.27%	2,484,649	239.15%	1,993,874	80.25%

Other income (expense), net
Interest income (expense), net	(29,100)	(2.90)%	47,845	4.61%	(76,945)	(160.82)%
Other Income, net	30,804	3.07%	-	-%	30,804	-
Total Other Income	1,704	0.17%	47,845	4.61%	(46,141)	(96.44)%

Loss before income taxes	(3,668,941)	(365.60)%	(1,718,204)	(165.38)%	(1,950,737)	113.53%
Net loss and comprehensive loss	$(3,668,941)	(365.60)%	(1,718,204)	(165.38)%	(1,950,737)	113.53%

Revenue

Our revenue decreased by $35,410, or 3.41%, from $1,038,960 for the nine months ended June 30, 2025, to $1,003,550 for the nine months ended June 30, 2026 due to a decrease in the number of Paid Subscribers.

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

Gross profit and Costs of Sales

Cost of sales mainly include the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts’ use in research, and the analyst salaries. Cost of sales decreased by $124,688, or 38.92%, from $320,360 for the nine months ended June 30, 2025, to $195,672 for the nine months ended June 30, 2026 due to decrease in analyst salaries.

Gross profit increased by $89,278, or 12.42%, from $718,600 for the nine months ended June 30, 2025 to $807,878 for the nine months ended June 30, 2026. The increase in gross profit was mainly due to the decrease in cost of sales, as discussed above.

Gross profit margin increased from 69.17% for the nine months ended June 30, 2025, to 80.50% for the nine months ended June 30, 2026. The increase in gross profit margin was primarily attributable to the combined impact of the decrease in subscription revenue and decrease in cost of sales.

Our cost and gross profit are as follows:

	Nine months ended June 30,
	2026			2025
			Gross			Gross	Variance	Variance	Variance
Category	Cost of sales	Gross profit	profit %	Cost of sales	Gross profit	profit %	in Cost of sales	in gross profit	in gross profit %

Subscription service	$195,672	$807,878	80.50	$320,360	$718,600	69.17	$(124,688)	$89,278	12.42%
Total	$195,672	$807,878	80.50	$320,360	$718,600	69.17	$(124,688)	$89,278	12.42%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. These costs increased by $314,107 or 141.59%, from $221,848 for the nine months ended June 30, 2025, to $535,955 for the nine months ended June 30, 2026, representing 53.41% and 21.35% of our total revenue for the nine months ended June 30, 2026 and 2025, respectively. The increase was mainly driven by higher advertising and marketing expenses incurred in the current period compared to the nine months ended June 30, 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, insurance expenses, office expenses, travel and entertainment expenses, utility expenses, depreciation expenses and amortization expenses. Our general and administrative expenses represented 369.77% and 217.79% of our revenue for the nine months ended June 30, 2026 and 2025, respectively. General and administrative expenses increased by $1,447,994, or 63.99%, from $2,262,801 for the nine months ended June 30, 2025, to $3,710,795 for the nine months ended June 30, 2026. The increase was mainly due to the increase in legal fees, consulting fees, insurance expense, amortization expense, depreciation expense and membership and subscription charges.

Research and development expenses

Our research and development expenses primarily consist of costs incurred in the development of artificial intelligence and machine learning tools for our platform. The expenses incurred amounted to $231,773 for the nine months ended June 30, 2026, and there were no expenses for the nine months ended June 30, 2025. Research and development expenses represented approximately 23.10% and 0% of our revenue for the respective periods.

The increase in research and development expenses was driven by continued investment in enhancing our AI-driven capabilities and platform functionality. We expect research and development expenses to increase in future periods as we remain committed to expanding our AI-related features to deliver enhanced functionality and value to our users.

Interest income (expense), net

Interest expense was $69,968 for the nine months ended June 30, 2026, compared to $0 for the same period in 2025, while interest income was $40,868 and $47,845, respectively. The increase in interest expense was primarily due to the issuance of the Company’s secured note payable in May 2026. Interest expense for the nine months ended June 30, 2026 included contractual interest at the stated rate and non-cash amortization of the original issue discount, debt issuance costs and brokerage costs.

Loss before income tax

We had a loss before income taxes of $3,668,941 and $1,718,204 for the nine months ended June 30, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses.

Provision for income taxes

We had no provision for income taxes for the nine months ended June 30, 2026, as we had no assessable profits for the period.

Net loss and comprehensive loss

We had a net comprehensive loss of $3,668,941 and $1,718,204 for the nine months ended June 30, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses. The discussion regarding the increase in selling expenses, research and development expenses and general and administrative expenses are discussed in the sections above.

For The Three Months ended June 30, 2026 and 2025

The following table summarizes the results of unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025 in U.S. dollars and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	Three months ended June 30,
	2026		2025
					Amount	Percentage
		As % of		As % of	Increase	Increase
	Amount	Sales	Amount	Sales	(Decrease)	(Decrease)

Sales	$328,705	100.00%	$342,411	100.00%	$(13,706)	(4.00)%
Cost of sales	64,468	19.61%	103,186	30.14%	(38,718)	(37.52)%
Gross profit	264,237	80.39%	239,225	69.86%	25,012	10.46%
Operating expenses
Sales and marketing expenses	150,397	45.75%	143,181	41.82%	7,216	5.04%
General and administrative expenses	1,306,839	397.57%	1,149,713	335.77%	157,126	13.67%
Research and development expenses	100,654	30.62%	-	-%	100,654	-
Total operating expenses	1,557,890	473.95%	1,292,894	377.59%	264,996	20.50%

Other income (expense), net
Interest income (expense), net	(60,854)	(18.51)%	47,845	13.97%	(108,699)	(227.19)%
Other Income, net	11,767	3.58%	-	-%	11,767	-
Total Other Income	(49,087)	(14.93)%	47,845	13.97%	(96,932)	(202.60)%

Loss before income taxes	(1,342,740)	(408.49)%	(1,005,824)	(293.75)%	(336,916)	33.50%
Net loss and comprehensive loss	$(1,342,740)	(408.49)%	(1,005,824)	(293.75)%	(336,916)	33.50%

Revenue

Our revenue decreased by $13,706, or 4%, from $342,411 for the three months ended June 30, 2025, to $328,705 for the three months ended June 30, 2026 due to a decrease in the number of Paid Subscribers.

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

Gross profit and Costs of Sales

Cost of sales mainly includes the hosting costs for the Sentiment Trader platform, Bloomberg access for the analysts to research tools, and the analyst salaries. Cost of sales decreased by $38,718, or 37.52%, from $103,186 for the three months ended June 30, 2025, to $64,468 for the three months ended June 30, 2026, attributable to the decrease in analyst salaries.

Gross profit increased by $25,012, or 10.46%, from $239,225 for the three months ended June 30, 2025, to $264,237 for the three months ended June 30, 2026. The increase in gross profit was mainly due to the decrease in cost of sales, as discussed above.

Gross profit margin increased from 69.86% for the three months ended June 30, 2025, to 80.39% for the three months ended June 30, 2026. The increase in gross profit margin was primarily due to decrease in cost of sales.

Our cost and gross profit are as follows:

	Three months ended June 30,
	2026			2025
	Cost of	Gross	Gross	Cost of	Gross	Gross	Variance in Cost	Variance in gross	Variance in gross
Category	sales	profit	profit %	sales	profit	profit %	of sales	profit	profit %

Subscription service	$64,468	$264,237	80.39	$103,186	$239,225	69.86	$(38,718)	$25,012	10.46%
Total	$64,468	$264,237	80.39	$103,186	$239,225	69.86	$(38,718)	$25,012	10.46%

Selling and marketing expenses

Our selling and marketing costs primarily consist of expenses related to advertising and marketing consultants. These costs increased by $7,216 or 5.04%, from $143,181 for the three months ended June 30, 2025, to $150,397 for the three months ended June 30, 2026, representing 45.75% and 41.82% of our revenue for the three months ended June 30, 2026 and 2025, respectively. The increase was mainly driven by higher advertising and marketing expenses incurred in the current period compared to three months ended June 30, 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, legal and professional fees, insurance expenses, office expenses, travel and entertainment expenses, utility expenses, depreciation expenses and amortization expenses. Our general and administrative expenses represented 397.57% and 335.77% of our revenue for the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses increased by $157,126, or 13.67%, from $1,149,713 for the three months ended June 30, 2025, to $1,306,839 for the three months ended June 30, 2026. The increase was mainly due to the increase in legal fees, consulting fees, insurance expense, amortization expense, depreciation expense and membership and subscription charges.

Research and development expenses

Our research and development expenses primarily consist of costs incurred in the development of artificial intelligence and machine learning tools for our platform. These expenses incurred amounted to $100,654 for the three months ended June 30, 2026 and there were no expenses for the three months ended June 30, 2025. Research and development expenses represented approximately 30.62% and 0% of our revenue for the respective periods.

The increase in research and development expenses was driven by continued investment in enhancing our AI-driven capabilities and platform functionality. We expect research and development expenses to increase in future periods as we remain committed to expanding our AI-related features to deliver enhanced functionality and value to our users.

Interest income (expense), net

Interest expense was $69,968 for the three months ended June 30, 2026, compared to $0 for the same period in 2025, while interest income was $9,114 and $47,845, respectively. The increase in interest expense was primarily due to the issuance of the Company’s secured note payable in May 2026. Interest expense for the three months ended June 30, 2026 included contractual interest at the stated rate and non-cash amortization of the original issue discount, debt issuance costs and brokerage costs.

Loss before income tax

We had a loss before income taxes of $1,342,740 and $1,005,824 for the three months ended June 30, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses.

Provision for income taxes

We had no provision for income taxes for the three months ended June 30, 2026 as we had no assessable profits for the period.

Net loss or comprehensive loss

We had a net comprehensive loss of $1,342,740 and $1,005,824 for the three months ended June 30, 2026 and 2025, respectively. The loss was primarily attributable to the increase in selling expenses, research and development expenses and general and administrative expenses. The discussion regarding the increase in selling expenses, research and development expenses and general and administrative expenses are discussed in the sections above.

Cash Flows

For the Nine months ended June 30, 2026 and 2025

The following table sets forth summary of our cash flows for the periods indicated:

	Nine months ended June 30,
	2026	2025
Net cash used in operating activities	$(3,115,850)	$(1,998,095)
Net cash used in investing activities	(1,670,412)	(9,575)
Net cash provided by financing activities	2,778,174	7,681,331
Net decrease in cash	(2,008,088)	5,673,661
Cash, beginning of the year	4,418,169	557,823
Cash, end of the year	$2,410,081	$6,231,484

Operating Activities

Net cash used in operating activities was $3,115,850 for the nine months ended June 30, 2026, as compared to net cash used in operating activities of $1,998,095 for the nine months ended June 30, 2025. The increase in net cash used in operating activities was mainly attributable to the following factors:

●	Net loss of $3,668,941 for the nine months ended June 30, 2026, compared to a net loss of $1,718,204 for the nine months ended June 30, 2025;

●	Non-cash service expense for stock issuances incurred $103,297 for the nine months ended June 30, 2026, compared to $0 for the nine months ended June 30, 2025;

●	Amortization of debt discount and issuance costs for note payable incurred $69,968 for the nine months ended June 30, 2026, compared to $0, for the nine months ended June 30, 2025;

●	Prepaid expenses decreased by $153,560 for the nine months ended June 30, 2026, compared to an increase of $260,880 for the nine months ended June 30, 2025;

●	Payables and accrued liabilities increased by $161,697 for the nine months ended June 30, 2026, compared to an increase of $150,332 for the nine months ended June 30, 2025;

●	The amounts due to related party decreased by $32,019 for the nine months ended June 30, 2026, compared to a decrease of $186,786 for the nine months ended June 30, 2025;

●	Contract liabilities increased by $22,541 for the nine months ended June 30, 2026, compared to the increase of $15,786 for the nine months ended June 30, 2025.

Investing Activities

Net cash used in investing activities was $1,670,412 for the nine months ended June 30, 2026 and $9,575 for June 30, 2025.

The increase in net cash used in investing activities for the nine months ended June 30, 2026 was primarily due to purchase of property and equipment of $1,175,098, payment for intangible assets for $417,166, and advances for development XYZ Terminal and Tradrithm of 78,148 which are capitalized as Internally developed software WIP for the nine months ended June 30, 2026, compared to no such amount for the nine months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was $2,778,174 for the nine months ended June 30, 2026 as compared to $7,681,331 for the nine months ended June 30, 2025.

The increase in net cash provided by financing activities for the nine months ended June 30, 2026 was primarily due to the issuance of note payable of $2,790,000 and proceeds from issuance of shares (under ATM offering) of $ 10,674 which is offset by offering cost paid of $22,500 compared to no such amount for the nine months ended June 30, 2025.

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

Working Capital

As of June 30, 2026, our current assets were $2,668,297 which includes cash of $2,410,081 and prepaid expenses of $258,216. Our current liabilities were $791,606 which includes accounts payables and accrued liabilities of $405,263, amounts due to related parties of $5,174, and contract liabilities of $381,169. The resulting positive working capital was $1,876,691. No dividends were declared and paid to the shareholders for the nine months period ended June 30, 2026.

As of September 30, 2025, our current assets totaled $4,783,242, which included cash of 4,418,169 and prepaid expenses of $365,073. Our current liabilities amounted to $519,078, which consisted of accounts payables and accrued liabilities of 123,257, amounts due to related parties of $37,193, and contract liabilities of $358,628. This resulted in positive working capital of $4,264,164. No dividends were declared or paid to shareholders for the nine months ended June 30, 2025.

Our available cash resources currently consist of the net proceeds from our April 2025 IPO, Note Payable in May 2026, ATM offering in June 2026 and cash generated from our business. We completed our IPO on April 11, 2025 and the closing of the underwriters’ over-allotment option on April 16, 2025, which collectively generated aggregate gross proceeds of approximately $8,901,000 (before underwriting discounts and offering expenses). We continue to incur operating losses and expect to require additional capital in the near term to fund operations and execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Management intends to fund operating costs over the next twelve months primarily through the use of remaining IPO proceeds and, most likely, through additional financing from public or private offerings of equity or debt securities. However, there can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt about our ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Expenditures

During the nine months ended June 30, 2026 we paid $1,175,098 towards purchase of property and $417,166 towards acquisition of intangible assets.

SentimenTracker

In February 2026, the Company launched its internally developed software platform, SentimenTracker, upon completion of the application development stage and readiness for intended use. As of that date, the Company had capitalized $118,016 of development costs related to the platform.

Note Purchase Agreement with Streeterville Capital, LLC

On May 13, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company issued a Secured Promissory Note in the original principal amount of $3,240,000, including an original issue discount of $240,000. The purchase price for the Note was $3,000,000 and, after deducting a $30,000 transaction expense amount payable to the Investor and other debt issuance costs of $204,070, net proceeds to the Company were $2,765,930., which the Company intends to use for working capital and general corporate purposes. The Note bears interest at 8% per annum, compounding daily based on a 360-day year of twelve 30-day months and matures 18 months from issuance (November 13, 2027). The Note is secured by a first-position lien on substantially all of the Company’s assets and intellectual property, subject to permitted liens, and is guaranteed by the Company’s subsidiaries that are party to the related guaranty. No warrants were issued in connection with this transaction.

Beginning on the six-month anniversary of the Purchase Price Date, the Investor has the right, exercisable in its sole discretion, to redeem up to $250,000 per calendar month in cash, and may redeem additional amounts based on the trading price and volume of the Company’s common stock upon the occurrence of a Limited Redemption Event, each payable within three (3) business days of notice. These redemption rights may result in recurring cash payment obligations if and to the extent the Investor delivers redemption notices beginning on the six-month anniversary of the Purchase Price Date, which would be November 13, 2026 if the Purchase Price Date is May 13, 2026, and the Company must maintain sufficient liquidity to satisfy such notices as they arise. If the Note remains outstanding on the six-month anniversary of the Purchase Price Date, a one-time monitoring fee will be automatically added to the outstanding balance, calculated as the outstanding balance on that date divided by 0.85 less such outstanding balance. If calculated based solely on the initial principal amount of $3,240,000 and assuming no payments, accrued unpaid interest or other adjustments to the outstanding balance, the fee would be approximately $571,765. The Company may prepay the Note in full at any time at 110% of the then-outstanding balance.

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

Contractual Obligations

As of June 30, 2026, other than obligations under the Secured Promissory Note described above and ordinary-course operating obligations, we did not have any material contractual obligations. As of September 30, 2025, we did not have any contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources for the three and nine months ended June 30, 2026 and 2025.

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

Our significant accounting policies are discussed in Note 2 of the consolidated financial statements that are included elsewhere in this filing. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Item 3: Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures.

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

Mandel v. Aether Holdings, Inc., et. al.

On March 19, 2026, Mr. David Mandel, a former member of the Company’s board of directors, filed a complaint against the Company, Nicolas Lin, the Company’s Chief Executive Officer and Chairman, and certain Doe defendants in the Superior Court of the State of California, County of Los Angeles, Case No. 26STCV08877. On April 24, 2026, the Company removed the action to the United States District Court for the Central District of California, Case No. 2:26-cv-04423. On June 3, 2026, the District Court remanded the action back to the Superior Court of Los Angeles County. The complaint alleges breach of oral contract and promissory fraud based on allegations that the Company and Mr. Lin offered Mr. Mandel the position of Chief Executive Officer of the Company for a three-year term at an annual salary of $220,000 and an equity interest equal to 7.5% of the Company’s equity, vesting in tranches over a three-year period. Mr. Mandel seeks damages in excess of $11.46 million, punitive damages and such other relief as the court may deem appropriate. The Company believes the claims are without merit and intends to defend the action vigorously. The action is in the discovery phase.

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

On March 19, 2026, Mr. David Mandel, a former member of our board of directors, filed a complaint against us, Nicolas Lin, our Chief Executive Officer and Chairman, and certain Doe defendants in the Superior Court of the State of California, County of Los Angeles, Case No. 26STCV08877. On April 24, 2026, we removed the action to the United States District Court for the Central District of California, Case No. 2:26-cv-04423. On June 3, 2026, the District Court remanded the action back to the Superior Court of Los Angeles County. The complaint alleges breach of oral contract and promissory fraud based on allegations that we and Mr. Lin offered Mr. Mandel the position of our Chief Executive Officer for a three-year term at an annual salary of $220,000 and an equity interest equal to 7.5% of our equity, vesting in tranches over a three-year period. Mr. Mandel seeks damages in excess of $11.46 million, punitive damages and such other relief as the court may deem appropriate. We believe the claims are without merit and intend to defend the action vigorously. The action is in the discovery phase.

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

Our secured indebtedness to Streeterville Capital, LLC, and the restrictive covenants, redemption provisions and default remedies contained in the related transaction documents, may restrict our business and operations, adversely affect our liquidity and permit Streeterville to foreclose on substantially all of our assets.

On May 13, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, or Streeterville, pursuant to which we issued to Streeterville a secured promissory note in the original principal amount of $3.24 million, including a $240,000 original issue discount, for a purchase price of $3.0 million, which we refer to as the May Note. On August 5, 2026, we entered into a Note Purchase Agreement with Streeterville, pursuant to which we issued to Streeterville a secured promissory note in the original principal amount of $1.62 million, including a $120,000 original issue discount, for a purchase price of $1.5 million, which we refer to as the August Note and, together with the May Note, the Streeterville Notes. The aggregate original principal amount of the Streeterville Notes is $4.86 million, compared with aggregate purchase prices of $4.5 million, before giving effect to payments, accrued interest, monitoring fees, trigger-event balance increases, default interest and other amounts that may become payable under the Streeterville Notes and the related transaction documents. Certain of our subsidiaries have guaranteed our obligations under both Streeterville Notes.

Each Streeterville Note bears interest at 8% per annum, compounded daily, and matures 18 months after its applicable purchase price date. We may prepay either Streeterville Note in full only by paying 110% of its then-outstanding balance. In addition, if either Streeterville Note remains outstanding on the six-month anniversary of its applicable purchase price date, a one-time monitoring fee will be added to the outstanding balance of that Note, subject to specified forgiveness provisions. Accordingly, the stated interest rates do not reflect the full potential economic cost of the Streeterville Notes, which also includes the original issue discounts, prepayment premiums, potential monitoring fees and any balance increases or default interest that may become payable.

Beginning six months after the applicable purchase price date, Streeterville may require us to redeem up to $250,000 of the outstanding balance of the May Note and up to $125,000 of the outstanding balance of the August Note per calendar month. Once the redemption periods for both Streeterville Notes have commenced, Streeterville may therefore require scheduled redemptions of up to $375,000 in the aggregate per calendar month. Each Streeterville Note also permits additional limited redemptions if our common stock trades at or above the price threshold specified in the applicable Note, with the maximum limited-redemption amount determined by reference to trading volume. Under each Streeterville Note, limited redemptions do not reduce the otherwise applicable monthly redemption limit. Redemption amounts under each Streeterville Note, including limited redemptions, are payable in cash within three Trading Days following Streeterville’s delivery of the applicable redemption notice. Any redemption paid in cash would reduce the cash available for working capital, acquisitions, product development and other corporate purposes. Our operations may not generate sufficient cash to make required redemptions, pay monitoring fees or other amounts that may be added to the outstanding balances, repay the Streeterville Notes at maturity or satisfy accelerated payment obligations following an event of default. We may also be unable to refinance the Streeterville Notes on acceptable terms or at all. The payment obligations under the two Streeterville Notes may overlap, and additional limited redemptions or other balance adjustments could materially increase the amounts payable during a particular period.

Our obligations under the May Note are secured by a first-position lien, subject to permitted liens, on substantially all of our assets, including our intellectual property. The August Note is also secured by substantially all of our assets and intellectual property under the applicable security documents. Certain of our subsidiaries have guaranteed our obligations under both Streeterville Notes. If an event of default occurs, Streeterville may seek to foreclose on all or a portion of the collateral or pursue one or more guarantors. Any such action could result in the loss of assets necessary to operate our business and could adversely affect the liquidity and operations of our subsidiaries and force us to curtail or cease some or all of our operations.

In a bankruptcy, insolvency, liquidation or reorganization, Streeterville would generally have secured claims against the collateral, subject to applicable bankruptcy law, the validity and perfection of its liens, permitted liens and claims entitled to priority under applicable law. The value of our assets may not be sufficient to satisfy the amounts owing to Streeterville and our other creditors. As a result, holders of our common stock could receive little or no value in such a proceeding.

Each Note Purchase Agreement contains substantially similar affirmative and negative covenants that may restrict our business and financing activities. Subject to specified exceptions, these provisions restrict or require Streeterville’s prior consent with respect to our ability, and the ability of our subsidiaries, to, among other things:

•	incur, issue or guarantee certain additional indebtedness or make certain restricted issuances, including issuances of variable-price or resettable securities;
•	create liens, security interests, guarantees, pledges or other encumbrances;
•	sell, transfer or issue equity interests or voting rights in our subsidiaries;
•	permit our subsidiaries to incur indebtedness other than in the ordinary course of business;
•	enter into or consummate certain mergers, asset sales, changes of control or other fundamental transactions without repaying the applicable Streeterville Note or obtaining Streeterville’s consent;
•	enter into agreements that restrict our ability to engage in variable-rate transactions with Streeterville or issue securities to Streeterville or its affiliates; and
•	terminate our Exchange Act reporting status or fail to maintain the listing or quotation and continued trading of our common stock on an eligible securities exchange.

Some of these covenants, including those relating to the continued listing and trading of our common stock, may be affected by market, regulatory or other circumstances that are not entirely within our control. The covenants may also limit our ability to obtain additional financing, negotiate favorable financing terms, conduct acquisitions or other strategic transactions, capitalize our subsidiaries, dispose of assets or respond to changes in our business and market conditions. A failure to comply with a covenant could result in a trigger event or event of default even if we are otherwise able to make scheduled payments under the Streeterville Notes.

Each Note Purchase Agreement also contains a most-favored-nation provision. If, while the applicable Streeterville Note remains outstanding, we issue a debt security containing an economic term or condition more favorable to the holder, or another holder-favorable term that was not similarly provided to Streeterville, Streeterville may elect to incorporate that term into the applicable Streeterville financing documents. If we fail to provide the required notice and Streeterville subsequently becomes aware of the more favorable term, the incorporation may be retroactive to the date on which the term was granted. This provision could increase our obligations to Streeterville, make future debt financing more costly or difficult to negotiate, or discourage potential financing sources from providing capital on terms that would trigger the provision.

Each Streeterville Note contains broad trigger-event provisions. Following a trigger event, Streeterville may increase the outstanding balance of the affected Streeterville Note by applying a 15% adjustment for each major trigger event or a 5% adjustment for each minor trigger event, subject to the limits set forth in the applicable Note. Trigger events under each Streeterville Note include, among other matters, payment defaults, breaches of covenants or other material obligations, materially false or misleading representations, certain insolvency events, and the entry into or consummation of certain fundamental transactions without repayment of the applicable Streeterville Note or Streeterville’s consent. Each Streeterville Note also includes trigger events relating to certain reverse stock splits, certain judgments exceeding $500,000 and material breaches by us or our subsidiaries of certain other agreements. Because the definition of other agreements is broad, a breach of an agreement that is not itself a Streeterville financing document could result in an increase in the outstanding balance of the applicable Streeterville Note or the exercise of other remedies by Streeterville.

If a trigger event is not cured within the applicable cure period, it may become an event of default. Specified insolvency-related trigger events may result in an automatic event of default and acceleration. Following an event of default, the outstanding balance of the affected Streeterville Note and other amounts payable under the applicable financing documents may become immediately due and payable, and default interest may accrue at 15% per annum. Under each Note Purchase Agreement, Streeterville may also seek injunctive relief or specific performance. Following an event of default under the applicable Streeterville Note, Streeterville may seek an injunction prohibiting us from issuing common or preferred stock unless 50% of the gross proceeds from the issuance are simultaneously applied to that Note. Streeterville may also seek to prevent the consummation of certain fundamental transactions unless the applicable Streeterville Note is repaid in full at closing or Streeterville provides its written consent. The availability or exercise of these remedies could prevent or delay financings or strategic transactions that our board of directors otherwise believes would be in the best interests of our company and stockholders.

If we are unable to comply with the applicable covenants, make required redemptions or other payments, or repay accelerated amounts, Streeterville could exercise its contractual and secured-creditor remedies, including foreclosure on all or a portion of the collateral and enforcement of the subsidiary guarantees. Any such actions could materially impair our liquidity, restrict or prevent us from obtaining additional financing, disrupt our business and force us to curtail or cease some or all of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Unregistered Sales of Equity Securities

During the nine months ended June 30, 2026, we did not conduct any unregistered sales of equity securities.

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

Other than as previously reported, there has been no material change in the planned use of proceeds from the IPO as described in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits.

The following is a complete list of exhibits filed or furnished, as applicable, as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-248081) filed with the SEC on February 27, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-2848081) filed with the SEC on February 27, 2025).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-2848081) filed with the SEC on December 30, 2024).
4.2	Secured Promissory Note, dated May 13, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026).
10.1	Note Purchase Agreement, dated May 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026).
10.2	Security Agreement, dated May 13, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026).
10.3	Intellectual Property Security Agreement, dated May 13, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026).
10.4	Guaranty, dated May 13, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026).
10.5	At The Market Offering Agreement, dated June 25, 2026, by and between Aether Holdings, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	AETHER HOLDINGS, INC.

	By:	/s/ Nicolas Lin
Nicolas Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Suresh Iyer
Suresh Iyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

